Form 10QSB
period 2006-09-30
SUN REPORTER INC
filed 2007-03-01
CIK 859313

WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2006

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             000-27279


                SUN REPORTER, INC.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


           FLORIDA                              65-0106255
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                  Identification No.)

   1109 North 21 Avenue Suite 120 Hollywood FL           33020
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code   (954) 923-6002



Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [   ]  No [ x ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ x ]  No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                           Outstanding at September 30, 2006
Common stock, $.0001 par value           2,506,300 Shares

SUN REPORTER INC.

TABLE OF CONTENTS


PART I                                                            PAGE
                                                                  ----

ITEM 1.  Financial Statements

Balance Sheets -September 30, 2006 and 2005 (Unaudited)             2

Statements of Operations - January 15, 1988 (Inception) to
September 30, 2006 (Unaudited)                                      3

Statements of Cash Flows - January 15, 1988 (Inception) to
September 30, 2006 (Unaudited)                                      4

Statements of Stockholders' Equity - January 15, 1988 (Inception)
to September 30, 2006 (Unaudited)                                   5

Notes to Financial Statements (Unaudited)                           6


ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                       8

ITEM 3. Controls and Procedures                                     9

PART II


ITEM 1.  Legal Proceedings                                          9

ITEM 2.  Changes in Securities                                      9

ITEM 3.  Defaults upon Senior Securities                            9

ITEM 4.  Submission of Matters to a Vote of Security Holders        9

ITEM 5.  Other Information                                          9

ITEM 6.  Exhibits                                                   9

SUN REPORTER INC.
(A Development Stage Company)

BALANCE SHEETS


                                         September 30,    December 31,
                                             2006             2005
                                         ------------     -----------
                                          (Unaudited)
ASSETS
------
CURRENT ASSETS
--------------

Accounts Receivable                        $      -          $      -
                                           --------          --------
    TOTAL CURRENT ASSETS                          -                 -
                                           ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES
-------------------

Accounts Payable                           $      -          $      -
                                           --------          --------
    TOTAL CURRENT LIABILITIES                     -                 -
                                           ========          ========

STOCKHOLDERS' EQUITY
--------------------

Common Stock, $.0001 Par Value,
40,000,000 shares authorized,
2,506,300 shares issued and
outstanding at September 30, 2006
(unaudited) and December 31, 2005               251               251

Additional Paid-in Capital                   89,288            89,288

Deficit Accumulated During Development
  Stage                                     (89,539)          (89,539)
                                           --------          --------
TOTAL STOCKHOLDERS' EQUITY....................    -                 -
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDER'EQUITY     $      -          $      -
                                           ========          ========




See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

                                                                   For the Period
                                   Nine Months Ended              January 15, 1988
                                     September 30,                 (Inception) to
                                2006               2005          September 30, 2006
                                ----               ----          ------------------
Revenues                    $        -          $        -           $   20,000

Operating Expenses                   -                   -              109,539
                            ----------          ----------           ----------
LOSSBEFORE
INCOME TAXES....                     -                   -              (89,539)

Provision for
Income Taxes...                      -                   -                    -
                            ----------          ----------           ----------

NET LOSS                    $        -          $        -           $  (89,539)
                            ==========          ==========           ==========
NET LOSS
PER COMMON SHARE            $        -          $        -           $    (0.08)

Weighted Average Common
  Shares Outstanding         2,506,300           2,506,300            1,191,819
                            ==========          ==========           ==========







See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

UNAUDITED STATEMENT OF CASH FLOWS

                                                                   For the Period
                                   Nine Months Ended              January 15, 1988
                                     September 30,                 (Inception) to
                                2006               2005          September 30, 2006
                                ----               ----          ------------------
OPERATING ACTIVITIES

Net Loss                     $       -           $       -            $ (89,539)

                             ---------           ---------            ---------
Net Cash Flows from
  Operating Activities               -                   -            $ (89,539)

FINANCING ACTIVITIES

Net Proceeds-from
  issuance of common
  stock                              -                   -               89,539
                             ---------           ---------            ---------
Net Cash Flows from
  Financing Activities       $       -           $       -            $  89,539
                             =========           =========            =========

Net increase (decrease)
 In cash                             -                   -                    -

Cash-beginning of year               -                   -                    -
                             ---------            --------            ---------
Cash-end of year             $       -            $      -            $       -
                             ==========           ========            =========



See accompanying notes to financial statements.

SUN REPORTER, INC.
(A Development Stage Company)

UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period January 15, 1988 (Inception) to
September 30, 2006

                                                                  Deficit
                                                                Accumulated
                                                  Additional      During
                                Common Stock        Paid-in     Development
                             Shares      Amount     Capital        Stage       Total
                             ------------------   -----------   -----------    -----
                                   -          -             -             -         -
Sale of Stock, April 1988     90,000   $      9      $ 32,930             -  $ 32,939
Net Loss-1988                                                        (2,550)   (2,550)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1988    90,000          9        32,930        (2,550)   30,389

Capital Contribution               -          -         2,600             -     2,600
Net Loss-1989                                                       (19,243)  (19,243)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1989    90,000          9        35,530       (21,793)   13,746

Sale of Stock, November 1990  16,300          2        53,798             -    53,800
Net Loss-1990
                           ---------   --------      --------      --------  --------
Balance, December 31, 1990   106,300         11        89,328       (21,793)   67,546

Net Loss-1991                                                       (67,546)  (67,546)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1991   106,300         11        89,328       (89,339)        -

Stock Adjustment             400,000         40           (40)            -         -
Net Loss from 1992 to 1998
                           ---------   --------      --------      --------  --------
Balance, December 31, 1998   506,300         51        89,288       (89,339)        -

Stock Issued for
  Services, July 1999      2,000,000        200             -             -       200
Net Loss-1999                                                          (200)     (200)
                           ---------   --------      --------      --------  --------
Balance, December
  31, 1999                 2,506,300        251        89,288       (89,539)        -

Net Loss from 2000 to
  September 30, 2006
                           ---------   --------      --------      --------  --------
Balance, September
  30, 2006                 2,506,300        251      $ 89,288      $(89,539) $      -


































































































































































































































































































                           =========   ========      ========      ========  ========

See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE A- NATURE OF BUSINESS:
---------------------------
Sun Reporter, Inc., the "Company", is a Florida corporation which became public when it's Registration Statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

The company was engaged in the publication of a local newspaper business. In 1991, the company ceased doing business and has not engaged in any enterprises since that time. The company ceased operations and has not functioned since the later part of 1991. The company has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2005 included in the Form 10-KSB for the year then ended.
In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows for the period form its inception, January 15, 1988 to September 30, 2006 have been made.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable for a Developmental Stage Company, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises", and are expressed in U.S. dollars.

The Company accounts for income taxes using the asset and liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been established by the Company on its loss carryforwards which came about prior to the Company ceasing operations in 1991.

SUN REPORTER INC.
(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2006

NOTE C- GOING CONCERN:
----------------------
As indicated in the accompanying financial statements, the Company incurred net losses of $89,539 for the period January 15, 1988 (Inception) to September 30, 2006 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D- STOCKHOLDERS' EQUITY:
-----------------------------
The Company completed a public offering on November 26, 1990.
On July 9, 2000, the Company issued 2,000,000 shares of its common stock for services rendered by various individual at par. The shares were valued at par as the Company had no operations and had nominal value.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements
--------------------------
This Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Results of Operations
---------------------
In 1991, the company ceased doing business and has not engaged in any enterprises since that time. The company ceased operations and has not functioned since the later part of 1991. The company has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

Liquidity and Capital Resources
-------------------------------
The Company has no cash or cash flows from operating, investing, or financing activities for 2006 or 2005.

Going Concern and Managements Plans
-----------------------------------
As indicated in the accompanying financial statements, the Company incurred net losses of $89,539 for the period January 15, 1988 (Inception) to September 30, 2006 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Change of Independent Registered Public Accounting Firm
On January 5, 2007, the Company engaged Meyler & Company LLC to serve as the Company's independent registered public accounting firm for the fiscal years ending December 31, 2006, 2005, 2004, 2003, 2002 and 2001.
In accordance with SEC regulations, the Company filed a Form 8-K with the SEC reporting the appointment.


Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is neither a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any other material litigation threatened against the Company.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended September 30, 2006.

Item 5. Other Information

None

Item 6. Exhibits


31    Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

SUN REPORTER, INC.

/s/ Richard H. Tanenbaum                        March 1, 2007
------------------------
Richard H. Tanenbaum, President