Form 10QSB
period 2000-03-31
SUN REPORTER INC
filed 2007-03-06
CIK 859313

WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2000

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

     Class                           Outstanding at September 30, 2000
Common stock, $.0001 par value              506,300 Shares

SUN REPORTER INC.

TABLE OF CONTENTS


PART I                                                            PAGE
                                                                  ----

ITEM 1.  Financial Statements

Balance Sheets -September 30, 2000 and 1999 (Unaudited)             3

Statements of Operations - January 15, 1988 (Inception) to
September 30, 2000 (Unaudited)                                      4

Statements of Cash Flows - January 15, 1988 (Inception) to
September 30, 2000 (Unaudited)                                      5

Statements of Stockholders' Equity - January 15, 1988 (Inception)
to September 30, 2000 (Unaudited)                                   6

Notes to Financial Statements (Unaudited)                           7


ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                       9

ITEM 3. Controls and Procedures                                    10

PART II


ITEM 1.  Legal Proceedings                                         10

ITEM 2.  Changes in Securities                                     10

ITEM 3.  Defaults upon Senior Securities                           11

ITEM 4.  Submission of Matters to a Vote of Security Holders       11

ITEM 5.  Other Information                                         11

ITEM 6.  Exhibits                                                  11

SUN REPORTER INC.
(A Development Stage Company)

BALANCE SHEETS


                                       September 30,       December 31,
                                             2000             1999
                                         ------------     -----------
                                          (Unaudited)
ASSETS
------
CURRENT ASSETS
--------------

Accounts Receivable                        $      -          $      -
                                           --------          --------
    TOTAL CURRENT ASSETS                          -                 -
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
                                           ========          ========

STOCKHOLDERS' EQUITY
--------------------

Common Stock, $.0001 Par Value,
40,000,000 shares authorized,
506,300 shares issued and
outstanding at September 30, 2000
(unaudited) and December 31, 1999                51                51

Additional Paid-in Capital                   89,288            89,288

Deficit Accumulated During Development
  Stage                                     (89,339)          (89,339)
                                           --------          --------
TOTAL STOCKHOLDERS' EQUITY....................    -                 -
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDER'EQUITY     $      -          $      -
                                           ========          ========




See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

                                                                   For the Period
                                   Nine Months Ended              January 15, 1988
                                    September 30,                  (Inception) to
                                2000               1999          September 30, 2000
                                ----               ----          ------------------
Revenues                    $        -          $        -           $   20,000

Operating Expenses                   -                   -              109,339
                            ----------          ----------           ----------
LOSS BEFORE
INCOME TAXES....                     -                   -              (89,339)

Provision for
Income Taxes...                      -                   -                    -
                            ----------          ----------           ----------

NET LOSS                    $        -          $        -           $  (89,339)
                            ==========          ==========           ==========
NET LOSS
PER COMMON SHARE            $        -          $        -           $    (0.24)

Weighted Average Common
  Shares Outstanding           506,300             506,300              371,388
                            ==========          ==========           ==========







See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

UNAUDITED STATEMENT OF CASH FLOWS

                                                                   For the Period
                                   Nine Months Ended              January 15, 1988
                                     September 30,                 (Inception) to
                                2000               1999          September 30, 2000
                                ----               ----          ------------------
OPERATING ACTIVITIES

Net Loss                     $       -           $       -            $ (89,339)

                             ---------           ---------            ---------
Net Cash Flows from
  Operating Activities               -                   -            $ (89,339)

FINANCING ACTIVITIES

Net Proceeds-from
  issuance of common
  stock                              -                   -               89,339
                             ---------           ---------            ---------
Net Cash Flows from
  Financing Activities       $       -           $       -            $  89,339
                             =========           =========            =========

Net increase (decrease)
 In cash                             -                   -                    -

Cash-beginning of year               -                   -                    -
                             ---------            --------            ---------
Cash-end of year             $       -            $      -            $       -
                             ==========           ========            =========



See accompanying notes to financial statements.

SUN REPORTER, INC.
(A Development Stage Company)

UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period January 15, 1988 (Inception) to
September 30, 2000

                                                                  Deficit
                                                                Accumulated
                                                  Additional      During
                                Common Stock        Paid-in     Development
                             Shares      Amount     Capital        Stage       Total
                             ------------------   -----------   -----------    -----
                                   -          -             -             -         -
Sale of Stock, April 1988     90,000   $      9      $ 32,930             -  $ 32,939
Net Loss-1988                                                        (2,550)   (2,550)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1988    90,000          9        32,930        (2,550)   30,389

Capital Contribution               -          -         2,600             -     2,600
Net Loss-1989                                                       (19,243)  (19,243)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1989    90,000          9        35,530       (21,793)   13,746

Sale of Stock, November 1990  16,300          2        53,798             -    53,800
Net Loss-1990
                           ---------   --------      --------      --------  --------
Balance, December 31, 1990   106,300         11        89,328       (21,793)   67,546

Net Loss-1991                                                       (67,546)  (67,546)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1991   106,300         11        89,328       (89,339)        -

Stock Adjustment             400,000         40           (40)            -         -
Net Loss from 1992 to 1999
                           ---------   --------      --------      --------  --------
Balance, December 31, 1999   506,300         51        89,288       (89,339)        -

Net Loss for the Nine
  Months Ended September
  30, 2000
                           ---------   --------      --------      --------  --------
Balance, September
  30, 2000                   506,300         51      $ 89,288      $(89,339) $      -
                           =========   ========      ========      ========  ========

See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2000

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

NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1999 included in the Form 10-KSB for the year then ended.
In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operation and cash flows for the period form its inception, January 15, 1988 to September 30, 2000 have been made.

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

SUN REPORTER INC.
(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2000

NOTE C- GOING CONCERN:
----------------------
As indicated in the accompanying financial statements, the Company incurred net losses of $89,539 for the period January 15, 1988 (Inception) to September 30, 2000 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Liquidity and Capital Resources
-------------------------------
The Company has no cash or cash flows from operating, investing, or financing activities for 2000 or 1999.

Going Concern and Managements Plans
-----------------------------------
As indicated in the accompanying financial statements, the Company incurred net losses of $89,539 for the period January 15, 1988 (Inception) to September 30, 2000 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Change of Independent Registered Public Accounting Firm
-------------------------------------------------------
On January 5, 2007, the Company engaged Meyler & Company LLC to serve as the Company's independent registered public accounting firm for the fiscal years ending December 31, 2000, 1999, 2004, 2003, 2002 and 2001.
In accordance with SEC regulations, the Company filed a Form 8-K with the SEC reporting the appointment.


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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended September 30, 2000.

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

SUN REPORTER, INC.

/s/ Richard H. Tanenbaum                        March 6, 2007
------------------------
Richard H. Tanenbaum, President