Form 10KSB
period 2006-12-31
SUN REPORTER INC
filed 2007-04-03
CIK 859313

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2006
                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number:       000-27279

SUN REPORTER, INC.
(Exact name of Small Business Issuer in its charter)


        FLORIDA                         65-0106255
  (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization               Identification No.)

1109 North 21 Avenue, Suite 120, Hollywood FL        33020
 (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone number, including area code:  (954) 923-6002


Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act   [   ]

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ x ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [x ]   No [ ]

The Corporation's revenues for its most recent fiscal year were $0.00. As of December 31, 2006, the market value of the Corporation's voting $.000l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2006 was 2,506,000 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

PART I
ITEM 1.    BUSINESS

Sun Reporter, Inc., is a Florida corporation that became public when its registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

The Corporation:

The Corporation was engaged in the publication of a local newspaper business. In 1991, the Corporation ceased doing business and has not engaged in any enterprises since that time. The Corporation has not yet determined what form of business, if any, it will initiate.

The Corporation ceased operations and has not functioned since the later part of 1991. The Corporation has remained as a non-function non-trading public shell corporation with no assets.

The Corporation's executive offices are located at 1109 North 21
Avenue, Suite 120, Hollywood, Florida 33020 telephone (954) 923-6002.

General Information about Industry Segments:

The Corporation operated from January 15, 1988 to the middle of 1991 as a newspaper publisher. As of the date of this filing, the Corporation is not engaged in any business nor has it determined what form of business it will operate after completion of this filing.

Narrative Description of Business:

The Corporation has no business.

The Corporation has no patents, trademarks, licenses, franchises nor concessions.

The Corporation cannot yet determine if the business it will engage in is seasonal or not, since they have yet to determine what type of business it will operate.

Since there has not been a determination of the type of business the Corporation will operate, it cannot be determined who its major competitors will be.

Presently the Corporation employs no one other than its officers who receive no compensation. The number of persons to be employed in the future depends on what type of business the Corporation will be engaged in.

ITEM 2.  PROPERTIES.

The Corporation's executive offices which consist of 150 square feet are located at 1109 North 21 Avenue, suite 120, Hollywood, Florida 33020. These facilities are provided free of charge from an officer of the Corporation.


ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of the Corporation's security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. The Corporation's common stock is not included in the pink sheets or in the OTC Bulletin Board maintained by the NASD. The Corporation plans to apply to the OTC Bulletin Board.

There is no public trading market for the Corporation's common stock and there is no guarantee any trading market will develop.

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of February 28, 2007, the number of holders of Corporation's common stock is 52.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Corporation has no cash or cash flows from operating, investing, or financing activities for 2006 or 2005.

Results of Operations

In 1991, the Corporation ceased doing business and has not engaged in any enterprises since that time. The Corporation ceased operations and has not functioned since the later part of 1991. The Corporation has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

Going Concern and Managements Plans

As indicated in the accompanying financial statements, the Corporation incurred net losses of $89,539 for the period January 15, 1988 (Inception) to December 31, 2006 and is considered a company in the development stage. The Corporation is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Corporation will find a successful merger candidate nor is there any assurance that if a merger is successful that the Corporation will be able to raise adequate additional capital in the equity markets. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

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


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2007, the Corporation engaged Meyler & Company LLC to serve as the Corporation's independent registered public accounting firm for the fiscal years ending December 31, 2006, 2005, 2004, 2003 and 2001. In accordance with SEC regulations, the Corporation filed a Form 8-K with the SEC reporting the appointment.

ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. Richard H. Tanenbaum, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2006 (the evaluation date).

There have not been any significant changes in the internal controls of the Corporation or other factors that could significantly affect internal controls relating to the Corporation since the evaluation date.


ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATION GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of common stock will have the right to vote for Directors of the Corporation. The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the Corporation, supervising the development business plan, review of the officers' performance of specific business functions. The board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the Corporation. Directors receive no cash compensation or fees for their services rendered in such capacity.

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Richard H. Tanenbaum, age 59      President, Director      January 1, 2006 to Present
                               Chief Executive Officer
                               Chief Financial Officer

Resumes:

Richard H. Tanenbaum.   Mr. Tanenbaum received a Bachelor of Science
degree from Bradley University in 1969 and a Juris Doctorate degree from the Columbia Law School of the Catholic University of America in 1974, where he was Managing Editor of the Law Review. He has practiced law in Washington, D.C. and Bethesda, MD since 1974, having worked with the White House Executive Office of the President, an international law firm (Jones, Day, Revis & Pogue), local law firm (Lerch, Early & Brewer), and since 1984 in his own entrepreneurial sole practice, with an emphasis on contract negotiations, the purchase and sale of businesses, loan and real estate acquisitions, hospital development and management and related tax matters. He was a founder of Military Resale Group, Inc. in October 1997, as a former Director and General Counsel and assumed the same positions after the Reverse Acquisition in November 2001. He also is founder, Chairman and General Counsel of American Masterworks Development Company. In the past, Mr. Tanenbaum has started, operated and managed many diverse businesses and served as a member of the Board of Directors of numerous companies. He also is active in local civic affairs, having served as Chairman of the local Citizens Advisory Board, co-founder and officer of Bethesda Urban Partnership, a downtown management corporation, director of the Chamber of Commerce, Rotary Club member/officer, founder and chairman of mentoring program for needy children and coach of children's baseball and basketball teams for many years.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Corporation's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Corporation failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during 2006.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 49 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. Adoption of the provisions of FIN 48 did not have a material effect on the Company's financial position, results of operations and liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Statement" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB

No. 108 permits a one-time cumulative effect adjustment to beginning ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

Indemnification.

The Corporation shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Florida, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation, or served any other enterprise as director, officer or employee at the request of the Corporation. The board of directors, in its discretion, shall have the power on behalf of the Corporation to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Corporation.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Corporation, the Corporation has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10.  EXECUTIVE COMPENSATION

The following cash compensation has been paid by the Corporation to its executive officers, during which there was one officer.

                                                                    Long Term Compensation
                       Annual Compensation                            Awards               Payouts
 (a)                    (b)     (c)            (d)      (e)      (f)     (g)      (h)            (i)
                                                       Other                                    All
Name                                                   Annual Restricted         LTIP           Other
and                                                    Compen-   Stock  Options/ Pay-          Compen-
Principal                       Salary        Bonus    sation    Awards  SARs    Outs          sation
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Richard H. Tanenbaum
President
Chief Executive Officer  2004       -           -         -         -      -      -               -
                         2005       -           -         -         -      -      -               -
                         2006       -           -         -         -      -      -               -

The Corporation has not entered into Employment Agreements with its officer.

Board of Directors Compensation. Currently, board members receive no special compensation for meetings or time incurred. Director liability insurance may be provided to all members of the Board of Directors. No differentiation shall be made for any further compensation of "outside directors" and those officers of the Corporation serving in that capacity.

Stock Option Plan. The Corporation shall implement an employee stock option program. The specifics of the plan have yet to be determined.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tabulates holdings of shares of the Corporation by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the Corporation
individually and as a group.   Each named beneficial owner has sole
voting and investment power with respect to the shares set forth opposite his name.

              Shareholdings at February 28, 2007

                                                      Percentage of
                            Number & Class(1)          Outstanding
Name and Address                  of Shares           Common Shares


Richard H. Tanenbaum         Direct         0             0.00%
6259 Executive Blvd.(1)    Indirect   600,000            23.94%
Rockville, MD 20852


All Directors and Officers
As a Group (1 person)                 600,000            23.94%

5% or more Shareholders

RBD Trust(2)                          600,000            23.94%
c/o James C. Fielding, Jr.
Trustee
6010 Executive Blvd. #900
Rockville, MD 20852

Grace Holding(3)                      300,000            11.97%
Harbor View 2-F
135 First Street
Keyport, NJ 07735-1748

Atlantic Investment Trust(4)
U/A Dated 01/01/99                    300,000            11.97%
Richard H. Tanenbaum, Esq.,
Trustee
6259 Executive Blvd.
Rockville, MD 20852

Michael A. Dermer                     257,700            10.28%
1109 N 21 Avenue
Suite 120
Hollywood FL 33020

George Jochum                         275,000            10.97%
30 Lake Forrest Drive
Oakland, MD 21550

 (1)Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.

Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.
(2)Family trust for benefit of Richard H. Tanenbaum and his two sons
(3)Corporation owned by Atlantic Investment Trust
(4)Trust for benefit of children and grandchildren of Edward T. Whelan


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions.

None

Director Independence.

The Corporation's Board of Directors consists of Richard H. Tanenbaum. Mr. Tanenbaum is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2006, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".


ITEM 13.  EXHIBITS

List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $17,000 and 0, respectively, from Meyler & Company, LLC for the 2006 and 2005 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Meyler & Company, LLC for the 2006 and 2005 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Meyler & Company, LLC during fiscal 2006 and 2005.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Meyler & Company, LLC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 29, 2007

Sun Reporter, Inc.

/s/ Richard H. Tanenbaum
------------------------------
By: Richard H. Tanenbaum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Richard H. Tanenbaum            CEO/CFO              March 29, 2007
-------------------             Controller/Director

SUN REPORTER, INC.
INDEX TO FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm          16
Balance Sheet                                                    17
Statements of Operations                                         18
Statements of Cash Flows                                         19
Statement of Changes in Stockholders' Equity                     20
Notes to Financial Statements                                    21

Report of Independent Registered Public Accounting Firm


To the Board of Directors
Sun Reporter, Inc.
Hollywood, Florida

We have audited the accompanying balance sheets of Sun Reporter, Inc. (a Development Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006 and the period January 15, 1988 (Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Reporter, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and the period January 15, 1988 (Inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred cumulative losses of $89,539 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
C. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
March 21, 2007

SUN REPORTER INC.
(A Development Stage Company)

BALANCE SHEETS


                                         December 31,    December 31,
                                             2006             2005
                                         ------------     -----------

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
                                           ========          ========

STOCKHOLDERS' EQUITY
--------------------

Common Stock, $.0001 Par Value,
40,000,000 shares authorized,
2,506,300 shares issued and
outstanding at December 31, 2006
and December 31, 2005                           251               251

Additional Paid-in Capital                   89,288            89,288

Deficit Accumulated During Development
  Stage                                     (89,539)          (89,539)
                                           --------          --------
TOTAL STOCKHOLDERS' EQUITY...............         -                 -
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDER'EQUITY     $      -          $      -
                                           ========          ========




See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS

                                                                   For the Period
                                      Year Ended                   January 15, 1988
                                     December 31,                 (Inception) to
                                2006               2005          December 31, 2006
                                ----               ----          ------------------
Revenues                    $        -          $        -           $   20,000

Operating Expenses                   -                   -              109,539
                            ----------          ----------           ----------
LOSS BEFORE
INCOME TAXES....                     -                   -              (89,539)

Provision for
Income Taxes...                      -                   -                    -
                            ----------          ----------           ----------

NET LOSS                    $        -          $        -           $  (89,539)
                            ==========          ==========           ==========
NET LOSS
PER COMMON SHARE            $        -          $        -           $    (0.07)

Weighted Average Common
  Shares Outstanding         2,506,300           2,506,300            1,209,282
                            ==========          ==========           ==========







See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

 STATEMENT OF CASH FLOWS

                                                                   For the Period
                                      Year Ended                  January 15, 1988
                                     December 31,                 (Inception) to
                                2006               2005          December 31, 2006
                                ----               ----          ------------------
OPERATING ACTIVITIES

Net Loss                     $       -           $       -            $ (89,539)

                             ---------           ---------            ---------
Net Cash Flows from
  Operating Activities               -                   -            $ (89,539)

FINANCING ACTIVITIES

Net Proceeds-from
  issuance of common
  stock                              -                   -               89,539
                             ---------           ---------            ---------
Net Cash Flows from
  Financing Activities       $       -           $       -            $  89,539
                             =========           =========            =========

Net increase (decrease)
 In cash                             -                   -                    -

Cash-beginning of year               -                   -                    -
                             ---------            --------            ---------
Cash-end of year             $       -            $      -            $       -
                             ==========           ========            =========



See accompanying notes to financial statements.

SUN REPORTER, INC.
(A Development Stage Company)

 STATEMENT OF STOCKHOLDERS' EQUITY
For the Period January 15, 1988 (Inception) to
December 31, 2006

                                                                  Deficit
                                                                Accumulated
                                                  Additional      During
                                Common Stock        Paid-in     Development
                             Shares      Amount     Capital        Stage       Total
                             ------------------   -----------   -----------    -----
                                   -          -             -             -         -
Sale of Stock, April 1988     90,000   $      9      $ 32,930             -  $ 32,939
Net Loss-1988                                                        (2,550)   (2,550)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1988    90,000          9        32,930        (2,550)   30,389

Capital Contribution               -          -         2,600             -     2,600
Net Loss-1989                                                       (19,243)  (19,243)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1989    90,000          9        35,530       (21,793)   13,746

Sale of Stock, November 1990  16,300          2        53,798             -    53,800
Net Loss-1990
                           ---------   --------      --------      --------  --------
Balance, December 31, 1990   106,300         11        89,328       (21,793)   67,546

Net Loss-1991                                                       (67,546)  (67,546)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1991   106,300         11        89,328       (89,339)        -

Stock Adjustment             400,000         40           (40)            -         -
Net Loss from 1992 to 1999
                           ---------   --------      --------      --------  --------
Balance, December 31, 1999   506,300         51        89,288       (89,339)        -

Stock Issued for
  Services, July 2000      2,000,000        200             -             -       200
Net Loss-2000                                                          (200)     (200)
                           ---------   --------      --------      --------  --------
Balance, December
  31, 2000                 2,506,300        251        89,288       (89,539)        -

Net Loss from 2001 to
  December 31, 2006
                           ---------   --------      --------      --------  --------
Balance, December
  31, 2006                 2,506,300        251      $ 89,288      $(89,539) $      -
                           =========   ========      ========      ========  ========

See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Basis of Presentation
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable for a Developmental Stage Company, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises", and are expressed in U.S. dollars.

Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been established by the Company on its loss carryforwards which came about prior to the Company ceasing operations in 1991.

SUN REPORTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued) Earnings Per Share
The Company computes per share amounts in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding at December 31, 2006 or 2005.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 49 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. Adoption of the provisions of FIN 48 did not have a material effect on the Company's financial position, results of operations and liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Statement" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

SUN REPORTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE C- GOING CONCERN:
----------------------
As indicated in the accompanying financial statements, the Company incurred net losses of $89,539 for the period January 15, 1988 (Inception) to December 31, 2006 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D- STOCKHOLDERS' EQUITY:
-----------------------------
The Company completed a public offering on November 26, 1990.

On July 9, 2000, the Company issued 2,000,000 shares of its common stock for services rendered by various individual at par. The shares were valued at par as the Company had no operations and had nominal value.