Form 10KSB
period 2002-12-31
SUN REPORTER INC
filed 2007-04-04
CIK 859313

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2002
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

The Corporation's revenues for its most recent fiscal year were $0.00. As of December 31, 2002, the market value of the Corporation's voting $.000l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2002 was 2,506,000 shares of its $.0001 par value common stock.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2002, no matters were submitted to a vote of the Corporation's security holders, through the solicitation of proxies.

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

Going Concern and Managements Plans

As indicated in the accompanying financial statements, the Corporation incurred net losses of $89,539 for the period January 15, 1988 (Inception) to December 31, 2002 and is considered a company in the development stage. The Corporation is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Corporation will find a successful merger candidate nor is there any assurance that if a merger is successful that the Corporation will be able to raise adequate additional capital in the equity markets. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. Richard H. Tanenbaum, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2002 (the evaluation date).

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

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Richard H. Tanenbaum, age 59      President, Director      January 1, 2002 to Present
                               Chief Executive Officer
                               Chief Financial Officer

Resumes:

Richard H. Tanenbaum.   Mr. Tanenbaum received a Bachelor of Science
degree from Bradley University in 1969 and a Juris Doctorate degree from the Columbia Law School of the Catholic University of America in 1974, where he was Managing Editor of the Law Review. He has practiced law in Washington, D.C. and Bethesda, MD since 1974, having worked with the White House Executive Office of the President, an international law firm (Jones, Day, Revis & Pogue), local law firm (Lerch, Early & Brewer), and since 1984 in his own entrepreneurial sole practice, with an emphasis on contract negotiations, the purchase and sale of businesses, loan and real estate acquisitions, hospital development and management and related tax matters. He was a founder of Military Resale Group, Inc. in October 1997, as a former Director and General Counsel and assumed the same positions after the Reverse Acquisition in November 2002. He also is founder, Chairman and General Counsel of American Masterworks Development Company. In the past, Mr. Tanenbaum has started, operated and managed many diverse businesses and served as a member of the Board of Directors of numerous companies. He also is active in local civic affairs, having served as Chairman of the local Citizens Advisory Board, co-founder and officer of Bethesda Urban Partnership, a downtown management corporation, director of the Chamber of Commerce, Rotary Club member/officer, founder and chairman of mentoring program for needy children and coach of children's baseball and basketball teams for many years.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Corporation's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Corporation failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during 2002.

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
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Richard H. Tanenbaum
President
Chief Executive Officer  2002       -           -         -         -      -      -               -
                         2001       -           -         -         -      -      -               -
                         2000       -           -         -         -      -      -               -

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions.

None

Director Independence.

The Corporation's Board of Directors consists of Richard H. Tanenbaum. Mr. Tanenbaum is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2002, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".


ITEM 13.  EXHIBITS

List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We did not incur any aggregate fees and expenses from Meyler & Company, LLC for the 2002 and 2001 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Meyler & Company, LLC for the 2002 and 2001 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Meyler & Company, LLC during fiscal 2002 and 2001.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2002 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Meyler & Company, LLC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

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

Report of Independent Registered Public Accounting Firm


To the Board of Directors
Sun Reporter, Inc.
Hollywood, Florida

We have audited the accompanying balance sheets of Sun Reporter, Inc. (a Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002 and the period January 15, 1988 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Reporter, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and the period January 15, 1988 (Inception) to December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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

/s/ Meyler & Company, LLC

Middletown, NJ
March 21, 2007

SUN REPORTER INC.
(A Development Stage Company)

BALANCE SHEETS


                                         December 31,    December 31,
                                             2002             2001
                                         ------------     -----------

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
                                           ========          ========

STOCKHOLDERS' EQUITY
--------------------

Common Stock, $.0001 Par Value,
40,000,000 shares authorized,
2,506,300 shares issued and
outstanding at December 31, 2002
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

SUN REPORTER INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS

                                                                   For the Period
                                      Year Ended                   January 15, 1988
                                     December 31,                 (Inception) to
                                2002               2001          December 31, 2002
                                ----               ----          ------------------
Revenues                    $        -          $        -           $   20,000

Operating Expenses                                       -              109,539
                            ----------          ----------           ----------
LOSS BEFORE
INCOME TAXES....                     -                   -              (89,539)

Provision for
Income Taxes...                      -                   -                    -
                            ----------          ----------           ----------

NET LOSS                    $        -          $        -           $  (89,539)
                            ==========          ==========           ==========
NET LOSS
PER COMMON SHARE            $        -          $        -           $    (0.10)

Weighted Average Common
  Shares Outstanding         2,506,300           2,506,300              862,477
                            ==========          ==========           ==========







See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

 STATEMENT OF CASH FLOWS

                                                                   For the Period
                                      Year Ended                  January 15, 1988
                                     December 31,                 (Inception) to
                                2002               2001          December 31, 2002
                                ----               ----          ------------------
OPERATING ACTIVITIES

Net Loss                     $       -           $       -             $ (89,539)

                             ---------           ---------            ---------
Net Cash Flows from
  Operating Activities               -                   -             $ (89,539)

FINANCING ACTIVITIES

Net Proceeds-from
  issuance of common
  stock                              -                   -               89,539
                             ---------           ---------            ---------
Net Cash Flows from
  Financing Activities       $       -           $       -            $  89,539
                             =========           =========            =========

Net increase (decrease)
 In cash                             -                   -                    -

Cash-beginning of year               -                   -                    -
                             ---------           ---------            ---------
Cash-end of year             $       -           $       -            $       -
                             =========           =========            =========



See accompanying notes to financial statements.

SUN REPORTER, INC.
(A Development Stage Company)

 STATEMENT OF STOCKHOLDERS' EQUITY
For the Period January 15, 1988 (Inception) to
December 31, 2002

                                                                  Deficit
                                                                Accumulated
                                                  Additional      During
                                Common Stock        Paid-in     Development
                             Shares      Amount     Capital        Stage       Total
                             ------------------   -----------   -----------    -----
                                   -          -             -             -         -
Sale of Stock, April 1988     90,000   $      9      $ 32,930             -  $ 32,939
Net Loss-1988                                                        (2,550)   (2,550)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1988    90,000          9        32,930        (2,550)   30,389

Capital Contribution               -          -         2,600             -     2,600
Net Loss-1989                                                       (19,243)  (19,243)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1989    90,000          9        35,530       (21,793)   13,746

Sale of Stock, November 1990  16,300          2        53,798             -    53,800
Net Loss-1990
                           ---------   --------      --------      --------  --------
Balance, December 31, 1990   106,300         11        89,328       (21,793)   67,546

Net Loss-1991                                                       (67,546)  (67,546)
                           ---------   --------      --------      --------  --------
Balance, December 31, 1991   106,300         11        89,328       (89,339)        -

Stock Adjustment             400,000         40           (40)            -         -
Net Loss from 1992 to 1999
                           ---------   --------      --------      --------  --------
Balance, December 31, 1999   506,300         51        89,288       (89,339)        -

Stock Issued for
  Services, July 2000      2,000,000        200             -             -       200
Net Loss-2000                                                          (200)     (200)
                           ---------   --------      --------      --------  --------
Balance, December
  31, 2000                 2,506,300        251        89,288      $(89,539)        -

Net Loss from 2001 to
  December 31, 2002
                           ---------   --------      --------      --------  --------
Balance, December
  31, 2002                 2,506,300        251        89,288      $(89,539)        -

See accompanying notes to financial statements.

SUN REPORTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

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

SUN REPORTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued) Earnings Per Share
The Company computes per share amounts in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding at December 31, 2002 or 2001.

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

SUN REPORTER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

NOTE C- GOING CONCERN:
----------------------
As indicated in the accompanying financial statements, the Company incurred net losses of $89,539 for the period January 15, 1988 (Inception) to December 31, 2002 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D- STOCKHOLDERS' EQUITY:
-----------------------------
The Company completed a public offering on November 26, 1990.

On July 9, 2000, the Company issued 2,000,000 shares of its common stock for services rendered by various individual at par. The shares were valued at par as the Company had no operations and had nominal value.