Form 10QSB
period 2007-03-31
SUN REPORTER INC
filed 2007-05-15
CIK 859313

WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2007

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             000-27279

               DEC CAPITAL, INC.
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

     Class                           Outstanding at March 31, 2007
Common stock, $.0001 par value           9,222,300 Shares

DEC CAPITAL, INC.

TABLE OF CONTENTS


PART I                                                            PAGE
                                                                  ----

ITEM 1.  Financial Statements

Balance Sheets -March 31, 2007 (Unaudited)and
December 31, 2006                                                   3

Statements of Operations - January 15, 1988 (Inception) to
March 31, 2007 (Unaudited)                                          4

Statements of Cash Flows - January 15, 1988 (Inception) to
March 31, 2007 (Unaudited)                                          5


Notes to Financial Statements (Unaudited)                           6


ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                       8

ITEM 3. Controls and Procedures                                     9

PART II


ITEM 1.  Legal Proceedings                                         10

ITEM 2.  Changes in Securities                                     10

ITEM 3.  Defaults upon Senior Securities                           10

ITEM 4.  Submission of Matters to a Vote of Security Holders       10

ITEM 5.  Other Information                                         10

ITEM 6.  Exhibits                                                  10

DEC CAPITAL, INC.
(Formerly Sun Reporter, Inc.)
(A Development Stage Company)

BALANCE SHEETS


                                          March 31,       December 31,
                                             2007             2006
                                         ------------     -----------
                                          (Unaudited)
ASSETS
------
CURRENT ASSETS
--------------

  Cash                                     $    584          $      -
                                           --------          --------
    TOTAL CURRENT ASSETS                   $    584                 -
                                           ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------

CURRENT LIABILITIES
-------------------

  Advances from shareholders               $ 10,328          $      -
                                           --------          --------
    TOTAL LIABILITIES                        10,328                 -
                                           ========          ========

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

Common Stock, $.0001 Par Value,
40,000,000 shares authorized,
9,222,300 and 2,506,300 shares issued and
outstanding at March 31, 2007
and December 31, 2006                           923               251

Additional Paid-in Capital                   89,288            89,288

Deficit Accumulated During Development
  Stage                                     (99,955)          (89,539)
                                           --------          --------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (9,744)           89,539
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY (DEFICIT)                         $    584          $      -
                                           ========          ========


See accompanying notes to financial statements.

DEC CAPITAL, INC.
(Formerly Sun Reporter, Inc.)
(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

                                                                   For the Period
                                   Three Months Ended             January 15, 1988
                                       March 31,                   (Inception) to
                                2007               2006            March 31, 2007
                                ----               ----          ------------------
Revenues                    $        -          $        -           $   20,000

Operating Expenses              10,416                   -              119,955
                            ----------          ----------           ----------
LOSS BEFORE INCOME TAXES       (10,416)                  -              (99,955)

PROVISION FOR INCOME TAXES           -                   -                    -
                            ----------          ----------           ----------

NET LOSS                    $  (10,416)         $        -           $  (99,955)
                            ==========          ==========           ==========
NET LOSS PER COMMON SHARE
  (Basic and Diluted)       $    (0.01)         $    (0.01)          $    (0.01)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                2,889,000           2,506,300            1,234,423
                            ==========          ==========           ==========







See accompanying notes to financial statements.

DEC CAPITAL, INC.
(Formerly Sun Reporter, Inc.)
(A Development Stage Company)

UNAUDITED STATEMENT OF CASH FLOWS

                                                                    For the Period
                                   Three Months Ended              January 15, 1988
                                       March 31,                   (Inception) to
                                2007               2006            March 31, 2007
                                ----               ----          ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                   $ (10,416)          $       -            $ (99,955)
                             ---------           ---------            ---------
Net cash flows used in
  operating activities         (10,416)                  -            $ (99,955)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Advanced from Shareholders $  11,000           $       -            $  11,000
Net Proceeds-from issuance
  of common stock                    -                   -               89,539
                             ---------           ---------            ---------
Net increase (decrease)
 in cash                           584                   -                  584

CASH AT BEGINNING OF PERIOD          -                   -                    -
                             ---------           ---------            ---------
CASH AT END OF PERIOD        $     584           $       -            $     584
                             ==========          =========            =========



See accompanying notes to financial statements.

DEC CAPITAL, INC.
(Formerly Sun Reporter, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE A- BASIS OF PRESENTATION
-----------------------------

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the DEC Capital, Inc., formerly Sun Reporter, Inc., (the "Company") annual report on Form 10-KSB for the year ended December 31, 2006.


NOTE B - ORGANIZATION
---------------------------
The Company is a Florida corporation which became public when its registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

Originally, the Company was engaged in the business of publishing a local newspaper business. In 1991, the Company ceased doing business and has not engaged in any enterprises since that time.

The Company has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

The Company intends to be a closed-end management company following our filing of a notice of election to be regulated as a business development company under the Investment Company Act of 1940.

On April 6, 2007, the Company changed its name to DEC Capital, Inc. The Company has decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.


NOTE C- GOING CONCERN:
----------------------
As indicated in the accompanying financial statements, the Company incurred net losses of $99,955 since inception. Management's plans include the raising of capital through the equity markets to fund future operations and the generating of revenues through operations.

Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D- STOCKHOLDERS' EQUITY
-----------------------------
On March 22, 2007, the Company approved and issued 6,716,000 shares of stock to officers and directors or their assigns for par value or $0.0001.

NOTE E - COMMITMENTS AND CONTIGENCIES
-------------------------------------
On March 17, 2007, the Company entered a one year lease with monthly rental payments of $1,200.

NOTE F - SUBSEQUENT EVENTS
--------------------------
On April 1, 2007, the Company entered into employment agreements with two individuals to serve as its Chairman/Chief Executive Officer and its President/Chief Operating Officer. The terms of these agreements are for three years and are automatically renewed for two additional three year periods. The employment agreements call for base salaries of $180,000 each and bonuses of 3% of operating cash flow. The Board of Directors may increase the base salary each year. The Company will also reimburse each individual up to $2,000 in reasonable and necessary business expenses each month. Each individual is also entitled to vacation and sick days, which may be carried forward from year to year but will not be paid if unused,

On April 11, 2007, the Company approved and issued 1,500,000 shares of stock to officers and directors or their assigns for par value or $0.0001.

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

Results of Operations
---------------------
In 1991, the Company ceased doing business and has not engaged in any enterprises since the later part of 1991. The Company has remained as a nonfunctioning non-trading public shell corporation with no assets to date. The operating expenses for the three months ended March 31, 2007 relate to professional fees incurred by the Company.

The Company intends to be a closed-end management company following our filing of a notice of election to be regulated as a business development company under the Investment Company Act of 1940.

On April 6, 2007, the Company changed its name to DEC Capital, Inc. The Company has decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.

Liquidity and Capital Resources
-------------------------------
Net cash used in operating activities of $10,416 for the three months ended March 31, 2007 represents amounts paid for professional fees and costs imposed by the State of Florida to reinstate the Company.

Net cash provided by financing activities of $11,000 represents amounts loaned to the Company and/or paid for the common stock issued at par by officers to finance operating expenses.

Going Concern and Managements Plans
-----------------------------------
As indicated in the accompanying financial statements, the Company incurred net losses of $99,955 for the period January 15, 1988 (Inception) to March 31, 2007 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.

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

Item 2. Changes in Securities and Use of Proceeds

On March 22, 2007, the Company approved and issued 6,716,000 shares of stock to officers and directors or their assigns for par value or $0.0001.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2007.

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

DEC CAPITAL, INC.

/s/ Richard H. Tanenbaum                        May 15, 2007
------------------------
Richard H. Tanenbaum, President