Form 10QSB
period 2007-09-30
C&G DEC CAPITAL, INC
filed 2007-11-14
CIK 859313

WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2007

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

     Class                           Outstanding at September 30, 2007
Common stock, $.0001 par value           10,772,300 Shares

C&G DEC CAPITAL, INC.

TABLE OF CONTENTS


PART I                                                             PAGE
                                                                   ----

ITEM 1.  Financial Statements

Balance Sheets -September 30, 2007 (Unaudited) and
December 31, 2006                                                     3

Statements of Operations - Three and Nine Months Ended
  September 30, 2007 and 2006 and For the Period from January 15,
  1988 (Inception) to September 30, 2007 (Unaudited)                  4

Statements of Cash Flows - Nine Months Ended September 30,
  2007 and 2006 January 15, 1988 (Inception) to September 30, 2007
  (Unaudited)                                                         5

Notes to Financial Statements (Unaudited)                             6


ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                         8

ITEM 3. Controls and Procedures                                       9

PART II


ITEM 1.  Legal Proceedings                                           10

ITEM 2.  Changes in Securities                                       10

ITEM 3.  Defaults upon Senior Securities                             10

ITEM 4.  Submission of Matters to a Vote of Security Holders         10

ITEM 5.  Other Information                                           10

ITEM 6.  Exhibits                                                    10

C&G DEC CAPITAL, INC.
(A Development Stage Company)

BALANCE SHEETS


                                         September 30,     December 31,
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
                                           ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------

CURRENT LIABILITIES
-------------------

  Accounts payable                         $ 14,400          $      -
  Accrued expenses                          187,200                 -
  Advances from shareholders                 10,328                 -
                                           --------          --------
    TOTAL LIABILITIES                       211,928                 -
                                           ========          ========

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

Common Stock, $.0001 Par Value,
  40,000,000 shares authorized,
  10,772,300 and 2,506,300 shares
  issued and outstanding at
  September 30, 2007 and December 31, 2006    1,078               251
Additional Paid-in Capital                   89,288            89,288
Deficit accumulated during development
  stage                                    (301,806)          (89,539)
                                           --------          --------
     Total Stockholders' Equity (Deficit)  (211,440)                -
                                           --------          --------
Total Liabilities and Stockholders' Equity
  (Deficit)                                $    488          $      -
                                           ========          ========


See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         For the Period
                                                                        January 15, 1988
                        For the Nine Months      For the Nine Months     (Inception) to
                        Ended September 30,      Ended September 30,      September 30,
                        2007         2006         2007         2006           2007
                       ----------   ----------   ----------   ----------   ----------
REVENUE                   $     -      $      -    $       -   $        -    $  20,000

OPERATING EXPENSES         93,600             -      212,267            -      321,806
                         --------     ---------    ---------    ---------    ---------
LOSS BEFORE INCOME
  TAXES                   (93,600)            -     (212,267)           -     (301,806)

PROVISION FOR INCOME
  TAXES                         -             -            -            -            -
                         --------     ---------    ---------    ---------    ---------

NET LOSS                 $(93,600)    $       -   $ (212,267)   $       -    $(301,806)
                         ========     =========   ==========    =========    =========
NET LOSS PER COMMON
  SHARE (Basic and
  Diluted)              $   (0.01)    $       -    $   (0.03)   $       -    $   (0.20)
                        =========     =========    =========    =========    =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING          10,722,300     2,506,300    8,215,388    2,506,300    1,474,211
                       ==========     =========    =========    =========    =========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
 (A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the Period
                                         Nine Months Ended      January 15, 1988
                                           September 30,        (Inception) to
                                         2007         2006     September 30, 2007
                                         ----         ----      ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                            $(212,267)  $      -        $ (301,806)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities-
      Stock based compensation              155          -               155
      Changes in current assets and
        liabilities:
           Accounts payable              14,400          -            14,400
           Accrued expenses             187,200          -           187,200
                                      ---------    -------         ---------
Net cash flows used in
  operating activities                  (10,512)         -         $(100,051)

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Advanced from Shareholders        $  11,000    $     -         $  11,000
    Net Proceeds-from issuance
      of common stock                         -          -            89,539
                                       --------    -------         ---------
   Net cash provide by
     financing activities                11,000           -          100,539
                                      ---------     -------        ---------
Net increase (decrease)
 in cash                                    488           -              488

CASH AT BEGINNING OF PERIOD                   -           -                -
                                       --------     -------        ---------
CASH AT END OF PERIOD                 $     488     $     -        $     488
                                      =========     =======        =========



See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE A- BASIS OF PRESENTATION
-----------------------------

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the DEC Capital, Inc., formerly Sun Reporter, Inc., (the "Company") annual report on Form 10-KSB for the year ended December 31, 2006.


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

On April 6, 2007, the Company changed its name to DEC Capital, Inc.

On June 22, 2007, the Company changed its name to C&G DEC Capital, Inc.

NOTE C- GOING CONCERN:
----------------------
As indicated in the accompanying financial statements, the Company has incurred net losses of $301,806 since inception. Management's plans include the raising of capital through the equity markets to fund future operations and then generating revenues through those operations.

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

On April 1, 2007, the Company entered into employment agreements with two individuals to serve as its Chairman/Chief Executive Officer and its President/Chief Operating Officer. The terms of these agreements are for three years and are automatically renewed for two additional three year periods. The employment agreements call for base salaries of $180,000 each and bonuses of 3% of operating cash flow. The Board of Directors may increase the base salary each year. The Company will also reimburse each individual up to $2,000 in reasonable and necessary business expenses each month. Each individual is also entitled to vacation and sick days, which may be carried forward from year to year but will not be paid if unused. The Company has accrued $180,000 within accrued expenses for these employment agreements for the nine months ended September 30, 2007.

On April 11, 2007, the Company approved and issued 1,500,000 shares of stock to officers and directors or their assigns for par value or $0.0001. Additionally, the Company approved and issued 50,000 shares to a director for par value or $0.0001.


NOTE E - COMMITMENTS AND CONTIGENCIES
-------------------------------------
On March 17, 2007, the Company entered a one year lease with monthly rental payments of $1,200. Lease payments of $7,200 have been made by an officer of the Company on the Company's behalf. These payments have been included in accrued expenses.

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

Results of Operations
---------------------
In 1991, the Company ceased doing business and has not engaged in any enterprises since the later part of 1991. The Company has remained as a nonfunctioning non-trading public shell corporation with no assets to date. The operating expenses for the nine months ended September 30, 2007 relate to professional fees incurred by the Company.

The Company no longer intends to be a closed-end management company. The Company has not yet determined any specific business operations to pursue at this time.

Liquidity and Capital Resources
-------------------------------
Net cash used in operating activities of $10,512 for the nine months ended September 30, 2007 represents amounts paid for professional fees, amounts due to management under employment agreements, and costs imposed by the State of Florida to reinstate the Company.

Net cash provided by financing activities of $11,000 represents amounts loaned to the Company and/or paid for the common stock issued at par by officers to finance operating expenses.

Going Concern and Managements Plans
-----------------------------------
As indicated in the accompanying financial statements, the Company incurred net losses of $301,806 for the period January 15, 1988 (Inception) to September 30, 2007 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.

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

Item 2. Changes in Securities and Use of Proceeds


Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended September 30, 2007.

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

C&G DEC CAPITAL, INC.

/s/Richard H. Tanenbaum                        November 14, 2007
------------------------
Richard H. Tanenbaum
Chief Executive Officer