Form 10KSB
period 2007-12-31
C&G DEC CAPITAL, INC
filed 2008-04-15
CIK 859313

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2007
                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number:       000-27279

C&G DEC Capital, Inc.
(Exact name of Small Business Issuer in its charter)


        FLORIDA                         65-0106255
  (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization               Identification No.)

6259 Executive Boulevard
Rockville, MD                                    20852
 (Address of principal executive offices)                  (Zip Code)

Registrant's Telephone number, including area code:  (732) 319-9235


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

The Corporation's revenues for its most recent fiscal year were $0.00. As of December 31, 2007, the market value of the Corporation's voting $.000l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2007 was 12,272,300 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

PART I
ITEM 1.    BUSINESS

C&G DEC Capital, Inc. is a Florida corporation that became public when its registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

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

On April 6, 2007, the Company changed its name to DEC Capital, Inc.

On June 22, 2007, the Company changed its name to C&G DEC Capital, Inc.

General Information about Industry Segments:

The Corporation operated from January 15, 1988 to the middle of 1991 as a newspaper publisher. As of the date of this filing, the Corporation is not engaged in any business nor has it determined what form of business it will operate.

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

ITEM 2.  PROPERTIES.

The Corporation's executive offices which consist of 150 square feet are located at 6259 Executive Boulevard, Rockville, MD 20852. These facilities are provided free of charge from an officer of the Corporation.


ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of the Corporation's security holders, through the solicitation of proxies.

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

As of March 31, 2008, the number of holders of Corporation's common stock is 52.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Corporation has no cash or cash flows from operating, investing, or financing activities for 2007 or 2006.

Results of Operations

In 1991, the Corporation ceased doing business and has not engaged in any enterprises since that time. The Corporation ceased operations and has not functioned since the later part of 1991. The Corporation has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

Going Concern and Management's Plans

As indicated in the accompanying financial statements, the Corporation incurred net losses of $(436,641) for the period January 15, 1988 (Inception) to December 31, 2007 and is considered a company in the development stage. The Corporation is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Corporation will find a successful merger candidate nor is there any assurance that if a merger is successful that the Corporation will be able to raise adequate additional capital in the equity markets. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Integrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Corporation's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Corporation's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that the Corporation's internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of the Corporation's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report in this annual report.


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

The Executive Officers and Directors are:

Name                                Position                      Term(s) of Office
Richard H. Tanenbaum, age 60      President, Director      January 1, 2006 to Present
                               Chief Executive Officer
                               Chief Financial Officer
Edward Whelan, age 57               Director                 April 1, 2007 to Present
Theodore Urban, age 58              Director                 April 11, 2007 to Present
George Jochum, age 75               Director                 April 11, 2007 to Present
William Walling, age 72             Director                 April 14, 2007 to Present

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

Edard T. Whelan. Mr., Director, COO/CCO/President, has most recently served as Chairman and Chief Executive Officer of Military Resale Group, Inc. He negotiated and financed the acquisition of a private company with revenue of $750,000, completed a reverse merger into a publicly traded shell, with a twelve-fold growth rate of which revenues increased to just under $10 million. From April 1998 until October 2003, Mr. Whelan served as the President and a principal stockholder of Xcel Associates, Inc., a company engaged in providing financial consulting to small and medium-sized companies, and to high net worth individuals. From 1989 to December 2001, Mr. Whelan served as President and a principal shareholder of Shannon Investments, Inc., a consulting firm to small and medium-sized companies. From 1984 to 1989 Mr. Whelan was a co-founder of Physicians Pharmaceutical Services, Inc. a publicly traded company that made the Inc. Magazine's fastest growing companies in America list. From 1968 to 1971, Mr. Whelan attended St. Peters College in Jersey City, New Jersey, where he majored in Economics.

George Jochum. Mr. Jochum served as Chairman of the Board, President and CEO of MAMSI, a holding Company for MD-IPA, OCI, Alliance, MAPSI & MD-IPA Common. When Mr. Jochum joined MAMSI and its predecessor companies in 1987, the company was very close to bankruptcy, with 120 employees. During the next five years MAMSI increased income from a loss in 1986 to an income of over $15,000,000. Under Mr. Jochum MAMSI increased the number of employees to over 2,000, the revenues to over $1,000,000,000, the doctor network to over 30,000 and the hospitals network to over 350. During this period, the number of insured companies grew from 100 to 1,700. MAMSI provided health insurance to 1,700,000 individuals in 1998. Upon retiring from MAMSI, Mr. Jochum assisted numerous other small developing companies. He became CEO of Zone Labs and worked with that company from 2002 to 2006. Under Mr. Jochum's guidance, Zone Labs became profitable within 10 months. When Mr. Jochum retired from Zone Labs after 4 years, Zone Labs had retained earnings of over a million dollars and an annual profit of approximately $1,200,000 on revenues of $14,000,000.

Theodore W. Urban. Mr. Urban graduated from Cornell University in 1971 with a B.S. in Electrical Engineering. He received his J.D. in 1974 from the Columbus School of Law at Catholic University, where he served as an Editor of the Law Review. Mr. Urban served as General Counsel to Ferris, Baker Watts, Inc. and its predecessor, Ferris & Company, Inc. since 1984 until his retirement in March, 2007. He was an Executive Vice President of the Firm, and served as a member of its Board of Directors since 1985. He also was a member of the Firm's Executive Committee and the Investment Screening Committee, and served as Trustee of the Firm's Employee Stock Ownership Plan and its 401K Employee Savings Plan. Mr. Urban also was Chairman of the Board of TCA TrustCorp America, a trust company affiliate of Ferris, Baker Watts, Inc.

Prior to joining Ferris, Mr. Urban was Deputy Director of the Commodity Futures Trading Commission's Division of Trading and Markets and served as the Commission's Liaison to the National Futures Association. He previously had served as an Assistant Director of the Securities and Exchange Commission's Division of Market Regulation, with responsibility for the Division's oversight of both exchange and NASD self-regulatory practices. Mr. Urban serves on the Board of Directors of the Maryland Chamber of Commerce and as Vice Chairman of the Board of Investment Trustees for the Montgomery County Public Schools' Employees Pension and Retirement System. He has participated in the Montgomery County Corporate Partnership for Managerial Excellence, Montgomery SUCCESS, and Leadership Maryland (1996). Mr. Urban currently serves as a member of the District of Columbia's Securities Advisory Committee and has served as a member of the NASDR's National Adjudicatory Council, on the NASD's District Committee for District 9 (as Chairman in 1997). He has served on a number of other securities industry committees and periodically serves as an arbitrator for the NYSE, NASD and NFA.

William N. Walling, Jr. Mr. William N. Walling, Jr. received a Bachelor of Arts degree in economics (honors) from Michigan State University in 1957. Mr. Walling earned a M.B.A. in corporate finance (honors) from New York University in 1962 and became a Chartered Financial Analyst in 1964. Since January 2002, Mr. Walling has been self-employed as a securities analyst. In February and March 2003, Mr. Walling was also employed as a transaction analyst for a broker/dealer.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our first quarter of 2010. The Corporation is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

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
Principal                       Salary        Bonus    sation    Awards  SARs    Outs          sation
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Richard H. Tanenbaum
Chief Executive Officer  2005       -           -         -         -      -      -               -
                         2006       -           -         -         -      -      -               -
                         2007       -           -         -         -      -      -               -
Edward Whelan
Chief Operating Officer  2005       -           -         -         -      -      -               -
                         2006       -           -         -         -      -      -               -
                         2007       -           -         -         -      -      -               -

The Corporation entered into employment agreements with Messr. Tanenbaum and Whelan. The agreements have a term of three years beginning in April 1, 2007. There is an automatic renewal for two successive three year periods. Each officer shall receive an annual income of $180,000 with a bonus of three percent of operating cash flows.

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

              Shareholdings at March 31, 2008

                                                      Percentage of
                            Number & Class(1)          Outstanding
Name and Address                  of Shares           Common Shares


Richard H. Tanenbaum         Direct           0             0.00%
6259 Executive Blvd.(2)    Indirect   2,900,000            23.94%
Rockville, MD 20852

Edward T. Whelan             Direct           0              0.00%
135 First Street(4)        Indirect   2,600,000	             24.14%
Condo 2F
Keyport, NJ  07735

Theodore W. Urban                       400,000              3.71%
13428 Doncaster Lane
Colesville, MD 20904

George Jochum                           275,000              2.38%
30 Lake Forrest Drive
Oakland, MD 21550

William N. Walling                       50,000              0.46%
61 Duncan Avenue, Apt. 2A
Jersey City, New Jersey 07304

All Directors and Officers
As a Group (5 persons)          Direct  725,000	              6.73%
                    Direct & Indirect 6,225,000             57.79%


5% or more Shareholders

RBD Trust(2)                           2,900,000            23.94%
c/o James C. Fielding, Jr.
Trustee
6010 Executive Blvd. #900
Rockville, MD 20852

Grace Holding(3)                         300,000            11.97%
Harbor View 2-F
135 First Street
Keyport, NJ 07735-1748

Atlantic Investment Trust(4)
U/A Dated 01/01/99                       300,000            11.97%
Richard H. Tanenbaum, Esq.,
Trustee
6259 Executive Blvd.
Rockville, MD 20852

Michael A. Dermer                        257,700            10.28%
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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions.

None

Director Independence.

Our officers and directors are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".

ITEM 13.  EXHIBITS

List of Exhibits

The following exhibits are filed with this report:

  Exhibit 10.1 - Employment Agreement with Edward Whelan
  Exhibit 10.2 - Employment Agreement with Richard Tanenbaum
  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $10,400 and $17,000, respectively, from Meyler & Company, LLC for the 2007 and 2006 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-KSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Meyler & Company, LLC for the 2007 and 2006 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Meyler & Company, LLC during fiscal 2007 and 2006.

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

Date:    April 15, 2008

C&G DEC Capital, Inc.

/s/ Richard H. Tanenbaum
------------------------------
By: Richard H. Tanenbaum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/Richard H. Tanenbaum            CEO/CFO              April 15, 2008
-------------------             Controller/Director

/s/Edward Whelan                   Director             April 15, 2008
-------------------

/s/Theodore Urban                  Director             April 15, 2008
-------------------

/s/George Jochum                   Director             April 15, 2008
-------------------

/s/William Walling                 Director             April 15, 2008
-------------------


C&G DEC Capital, INC.
INDEX TO FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm          19
Balance Sheet                                                    20
Statements of Operations                                         21
Statements of Cash Flows                                         22
Statement of Changes in Stockholders' Equity (Deficit)           24
Notes to Financial Statements                                    25

Report of Independent Registered Public Accounting Firm

To the Board of Directors
C&G DEC Capital, Inc.
Rockville, Maryland

We have audited the accompanying balance sheets of C&G DEC Capital, Inc. (a Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007 and the period January 15, 1988 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Reporter, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and the period January 15, 1988 (Inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred cumulative losses of $436,641 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC
Middletown, NJ
April 1, 2008

C&G DEC CAPITAL, INC.
(A Development Stage Company)

BALANCE SHEETS


                                         December 31,    December 31,
                                             2007             2006
                                         ------------     -----------

ASSETS
------
CURRENT ASSETS
--------------

Cash                                       $    488          $      -
                                           --------          --------
    TOTAL CURRENT ASSETS                        488                 -
                                           ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------

CURRENT LIABILITIES
-------------------

Accounts Payable                           $ 24,900          $      -
Accrued Expenses                            281,400                 -
Advances from Management                     23,963                 -
                                           --------          --------
    TOTAL CURRENT LIABILITIES               330,263                 -
                                           ========          ========

STOCKHOLDERS' EQUITY (DEFICIT)
--------------------

Common Stock, $.0001 Par Value,
  40,000,000 shares authorized,
  12,272,300 and 2,506,300 shares
  issued and outstanding at
  December 31, 2007 and December 31,
  2006, respectively                          1,228               251
Additional Paid-in Capital                  105,638            89,288
Deficit Accumulated During Development
  Stage                                    (436,641)          (89,539)
                                           --------          --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT).....  (329,775)                -
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDER'EQUITY
   DEFICIT                                 $    488          $      -
                                           ========          ========


See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS

                                                                   For the Period
                                      Year Ended                   January 15, 1988
                                     December 31,                 (Inception) to
                                2007               2006          December 31, 2007
                                ----               ----          ------------------
Revenues                    $        -          $        -           $   20,000

Operating Expenses             347,102                   -              456,641
                            ----------          ----------           ----------
LOSS BEFORE
INCOME TAXES....              (347,102)                  -             (436,641)

Provision for
Income Taxes...                      -                   -                    -
                            ----------          ----------           ----------

NET LOSS                    $ (347,102)         $        -           $ (436,641)
                            ==========          ==========           ==========
NET LOSS
PER COMMON SHARE            $     (.04)          $        -           $   (0.28)

Weighted Average Common
  Shares Outstanding         8,906,970           2,506,300            1,575,298
                            ==========          ==========           ==========







See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENT OF CASH FLOWS

                                                                   For the Period
                                      Year Ended                  January 15, 1988
                                     December 31,                 (Inception) to
                                2007               2006          December 31, 2007
                                ----               ----          ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Loss                     $ (347,102)          $       -            $(436,641)
Adjustments to reconcile
  net loss to net cash used
  in operating activities-
    Stock based compensation     16,655                   -              16,655
  Changes in current assets
    and liabilities:
      Accounts payable           24,900                   -              24,900
      Accrued expenses          281,400                   -             281,400
      Advances from
            Management             24,635                    -              24,635
                              ---------           ---------           ---------
Net Cash Flows from
  Operating Activities              488                  -              (89,051)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Net Proceeds-from
  issuance of common
  stock                              -                   -               89,539
                             ---------           ---------            ---------
Net Cash Flows from
  Financing Activities       $       -           $       -            $  89,539
                             =========           =========            =========

Net increase in cash               488                   -                  488

Cash-beginning of year               -                   -                    -
                             ---------            --------            ---------
Cash-end of year             $     488            $      -            $     488
                             =========            ========            =========

SUPPLEMENTAL CASH FLOW DISCLOSURES-
Non-cash item-
  Shares issued to settle
     Liabilities                  672                    -                 672
                            =========             ========            ========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
January 15, 1988 (Inception)to
December 31, 2007

                                                                             Deficit
                                                                           Accumulated
                                                               Additional     During
                                           Common Stock          Paid-in   Development
                                         Shares    Amount        Capital       Stage      Total
                                         ------    ------        -------   -----------    -----
Sale of Stock, April 1988                90,000        $9        $32,930      $     -   $32,939
Net Loss-1988                                                                  (2,550)   (2,550)
                                      ---------    ------        -------      -------   -------
Balance, December 31, 1988               90,000         9         32,930       (2,550)   30,389

Capital Contribution                          -         -          2,600            -     2,600
Net Loss-1989                                                                 (19,243)  (19,243)
                                      ---------    ------        -------      -------   -------
Balance, December 31, 1989               90,000         9         35,530      (21,793)   13,746

Sale of Stock, November 1990             16,300         2         53,798            -    53,800
Net Loss-1990
                                      ---------    ------        -------      -------   -------
Balance, December 31, 1990              106,300        11         89,328      (21,793)   67,546
Net Loss-1991                                                                 (67,546)  (67,546)
                                       --------    ------        -------      -------   -------
Balance, December 31, 1991              106,300        11         89,328      (89,339)        -

Stock Adjustment                        400,000        40            (40)           -         -
Net Loss from 1992 to 1999
                                      ---------    ------        -------      -------   -------
Balance, December 31, 1999              506,300        51         89,288      (89,339)        -

Stock Issued for Services, July 2000  2,000,000       200              -            -       200
Net Loss-2000                                                                    (200)     (200)
                                      ---------    ------        -------      -------   -------
Balance, December 31, 2000            2,506,300       251         89,288      (89,539)        -

Net Loss from 2001 to December 31, 2006
                                      ---------    ------        -------      -------   -------
Balance, December 31, 2006            2,506,300       251         89,288      (89,539)        -


































































































































































































































































































See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
January 15, 1988 (Inception) to
December 31, 2007
(Continued)

                                                                          Deficit
                                                                        Accumulated
                                                            Additional     During
                                           Common Stock       Paid-in   Development
                                         Shares    Amount     Capital       Stage      Total
                                         ------    ------     -------   -----------    -----
Balance, December 31, 2006            2,506,300      251     $89,288       $(89,539)  $       -

Shares issued to Management
  directors at par, March 22, 2007    6,716,000      672           -              -         672

Shares issued to Management
   directors at par, April 11, 2007   1,500,000      150           -              -         150

Shares issued to director
  at par, June 14, 2007                  50,000        5           -              -           5

Shares issued to Management
  and directors at par,
  December 20, 2007                   1,500,000      150           -              -         150

Net loss for the year ended
  December 31, 2007                           -        -           -       (347,102)   (347,102)
                                     ----------   ------    --------       --------   ---------
Balance, December 31, 2007           12,272,300   $1,228    $105,638      $(436,641)  $(329,775)


























































































































                                 =========   =====    =======     ========   =========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A- NATURE OF BUSINESS:
---------------------------
C&G DEC Capital, Inc., the "Company", is a Florida corporation which became public when it's Registration Statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

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

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Earnings Per Share

The Company computes per share amounts in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding at December 31, 2007 or 2006.

Stock based compensation

On January 1, 2006, the Company adopted the provisions of FAS No. 123R "Share-Based Payment" ("FAS 123R") which requires recognition of stock-based compensation expense for all share-based payments based on fair value.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our first quarter of 2010. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $436,641 for the period January 15, 1988 (Inception) to December 31, 2007 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D- STOCKHOLDERS' EQUITY (DEFICIT):
---------------------------------------
The Company completed a public offering on November 26, 1990.

On July 9, 2000, the Company issued 2,000,000 shares of its common stock for services rendered by various individuals at par. The shares were valued at par as the Company had no operations and had nominal value.

On March 22, 2007, the Company approved and issued 6,716,000 shares of stock to officers and directors or their assigns for a par value of $0.0001.

On April 1, 2007, the Company entered into employment agreements with two individuals to serve as its Chairman/Chief Executive Officer and its President/Chief Operating Officer. The terms of these agreements are for three years and are automatically renewable for two additional three year periods. The employment agreements call for base salaries of $180,000 each and bonuses of 3% of operating cash flow. The Board of Directors may increase the base salary each year. The Company will also reimburse each individual up to $2,000 in reasonable and necessary business expenses each month. Each individual is also entitled to vacation and sick days, which may be carried forward from year to year but will not be paid if unused.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007


NOTE D- STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED):

On April 11, 2007, the Company approved and issued 1,500,000 shares of stock to officers and directors or their assigns for par value or $0.0001. Additionally, the Company approved and issued 50,000 shares to a director for par value or $0.0001.

On December 20, 2007, the Company approved the issuance of 1,500,000 shares of stock for par value to officers and directors in light of fact they had not been paid for services performed. The shares were valued at par value of $0.0001 or $150.00.


NOTE E - COMMITMENTS AND CONTIGENCIES
-------------------------------------

On March 17, 2007, the Company entered a one year lease with monthly rental payments of $1,200. Lease payments of $11,400 have been made by an officer of the Company on the Company's behalf. The obligation to the officer have been included in accrued expenses. The future minimum lease commitment is $3,000 which expires in 2008.

In relation to employment agreements, the following are the future commitments:

Year               Amount
2008            $ 360,000
2009              360,000
2010               90,000
                ---------
                $ 810,000
















NOTE F - INCOME TAXES
---------------------

The Company follows Financial Accounting Statement No. 109 (SFAS No.
109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2007, these differences resulted in a deferred tax asset of approximately $83,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2007.

The Company's net operating loss carry forwards amounted to approximately $347,000 at December 31, 2007 and will expire between 2015 and 2022.

Do the employment contracts need to be mentioned here?
The Company has cash and operating cash flows
Employment agreements with Rick and Ed exist
I believe shares have been issued to various Board members
There are 5 board members