Form 10-Q
period 2008-03-31
C&G DEC CAPITAL, INC
filed 2008-05-20
CIK 859313

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, May 15, 2008:

  Common Stock  -  12,272,300

C&G DEC CAPITAL, INC.
FORM 10-Q
For the quarterly period ended March 31, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        14
Item 4T. Controls and Procedures                              14

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    15
Item 1A. Risk Factors                                         15
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        15
Item 3.  Defaults upon Senior Securities                      15
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            15
Item 5.  Other Information                                    15
Item 6.  Exhibits                                             15

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

C&G DEC CAPITAL, INC.
(A Development Stage Company)

BALANCE SHEETS


                                          March 31,      December 31,
                                             2008             2007
                                         ------------     -----------
                                          (Unaudited)
ASSETS
------
CURRENT ASSETS
--------------

Cash                                       $    488          $    488
                                           --------          --------
    TOTAL CURRENT ASSETS                        488               488
                                           ========          ========

LIABILITIES & STOCKHOLDERS' DEFICIT
----------------------------------

CURRENT LIABILITIES
-------------------

Accounts Payable                           $ 24,900          $ 24,900
Accrued Expenses                            375,000           281,400
Advances from Management                     23,963            23,963
                                           --------          --------
    TOTAL CURRENT LIABILITIES               423,863           330,263
                                           ========          ========

STOCKHOLDERS' DEFICIT
--------------------

Common Stock, $.0001 Par Value,
  40,000,000 shares authorized,
  12,272,300 and 12,272,300 shares
  issued and outstanding at
  March 31, 2008 and December 31,
  2007, respectively                          1,228             1,228
Additional Paid-in Capital                  105,638           105,638
Deficit Accumulated During Development
  Stage                                    (530,241)         (436,641)
                                           --------          --------
TOTAL STOCKHOLDERS' DEFICIT....         .  (423,375)         (329,775)
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDER'EQUITY
   DEFICIT                                 $    488          $    488
                                           ========          ========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   For the Period
                                 Three Months Ended              January 15, 1988
                                     March 31,                 (Inception) to
                                2008               2007            March 31, 2008
                                ----               ----          ------------------
Revenues                    $        -          $        -           $   20,000

Operating Expenses              93,600              10,416              550,241
                            ----------          ----------           ----------
LOSS BEFORE
INCOME TAXES....               (93,600)            (10,416)            (530,241)

Provision for
Income Taxes...                      -                   -                    -
                            ----------          ----------           ----------

NET LOSS                    $  (93,600)         $  (10,416)          $ (530,241)
                            ==========          ==========           ==========
NET LOSS
PER COMMON SHARE            $     (.01)         $    (0.00)          $    (0.31)

Weighted Average Common
  Shares Outstanding        12,272,300           2,506,300            1,725,471
                            ==========          ==========           ==========







See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENT OF CASH FLOWS
(Unaudited)

                                                                    For the Period
                                   Three Months Ended              January 15, 1988
                                        March 31,                   (Inception) to
                                   2008               2007          March 31, 2008
                                   ----               ----        ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Loss                        $ (93,600)         $ (10,416)       $(530,241)
  Adjustments to reconcile net
    Loss to net cash used in
    Stock based compensation              -                  -           16,655
  Changes in current assets and
   liabilities:
    Advances from shareholders            -             10,323           24,635
    Increase in accrued expenses     93,600                  -          375,000
    Increase in accounts payable          -                  -           24,900
                                  ---------          ---------        ---------
      Net cash used in operating
       activities                         -                (93)         (89,051)
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds-from common stock              -                 677          89,539
                                  ---------           ---------       ---------
       Net cash provided by
        financing activities              -                 677          89,539
                                  =========           =========       =========

      Net increase (decrease)
        in cash                           -                 584             488

CASH AT BEGINNING OF PERIOD             488                   -               -
                                  ---------            --------       ---------
CASH AT END OF PERIOD             $     488            $    584       $     488
                                  =========            ========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Non-cash item:
  Shares issued to settle
    Liabilities                           -                   -             672
                                  =========            ========       =========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the C&G DEC Capital, Inc. (the "Company") annual report on Form 1-KSB for the year ended December 31, 2007.


NOTE B- NATURE OF BUSINESS:
---------------------------
C&G DEC Capital, Inc., the "Company", is a Florida corporation which became public when it's Registration Statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

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


NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $530,241 for the period January 15, 1988 (Inception) to March 31, 2008 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

NOTE C - GOING CONCERN (Continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties

There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations.

Liquidity and Capital Resources

The Corporation did not pursue any investing activities for the three months ended March 31, 2008 or 2007.

The Corporation did not pursue any financing activities for the three months ended March 31, 2008.

The Corporation received the proceeds from the sale of common stock of $677 for the three months ended March 31, 2007 resulting in net cash provided by financing activities of $677.

Results of Operations

In 1991, the Corporation ceased doing business and has not engaged in any enterprises since that time. The Corporation ceased operations and has not functioned since the later part of 1991. The Corporation has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

Going Concern and Management's Plans

As indicated in the accompanying financial statements, the Corporation incurred net losses of $530,241 for the period January 15, 1988 (Inception) to March 31, 2008 and is considered a company in the development stage. The Corporation is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Corporation will find a successful merger candidate nor is there any assurance that if a merger is successful that the Corporation will be able to raise adequate additional capital in the equity markets. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-

15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  Not applicable to small reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3. Defaults Upon Senior Securities.
          None.

Item 4. Submission of Matters to a Vote of Security Holders.
          None.

Item 5. Other Information. None.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2008

C&G DEC CAPITAL, INC.

/s/Richard H. Tanenbaum
-----------------------
Richard H. Tanenbaum, President



The Company has cash and operating cash flows