Form 10-Q
period 2008-06-30
C&G DEC CAPITAL, INC
filed 2008-08-18
CIK 859313

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

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

The number of outstanding shares of the registrant's common stock, August 13, 2008:

  Common Stock  -  12,272,300

C&G DEC CAPITAL, INC.
FORM 10-Q
For the quarterly period ended June 30, 2008
INDEX

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


                                          June 30,      December 31,
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
                                           ========          ========

LIABILITIES & STOCKHOLDERS' DEFICIT
----------------------------------

CURRENT LIABILITIES
-------------------

Accounts Payable                           $ 26,400          $ 24,900
Accrued Expenses                            468,600           281,400
Advances from Management                     23,963            23,963
                                           --------          --------
    TOTAL CURRENT LIABILITIES               518,963           330,263
                                           ========          ========

STOCKHOLDERS' DEFICIT
--------------------

Common Stock, $.0001 Par Value,
  40,000,000 shares authorized,
  12,272,300 and 12,272,300 shares
  issued and outstanding at
  March 31, 2008 and December 31,
  2007, respectively                          1,228             1,228
Additional Paid-in Capital                  105,638           105,638
Deficit Accumulated During Development
  Stage                                    (625,341)         (436,641)
                                           --------          --------
TOTAL STOCKHOLDERS' DEFICIT                (518,475)         (329,775)
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDER'EQUITY
   DEFICIT                                 $    488          $    488
                                           ========          ========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
 (A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         For the Period
                                                                        January 15, 1988
                        For the Three Months      For the Six Months     (Inception) to
                          Ended June 30,            Ended June 30,          June 30,
                        2008         2007         2008         2007           2008
                       ----------   ----------   ----------   ----------   ----------
REVENUE               $       -     $       -     $       -    $       -    $  20,000

OPERATING EXPENSES       95,100            96       188,700       10,512      645,341
                      ---------     ---------     ---------    ---------    ---------
LOSS BEFORE INCOME
  TAXES                 (95,100)          (96)     (188,700)     (10,512)    (625,341)

PROVISION FOR INCOME
  TAXES                       -             -             -            -            -
                      ---------     ---------     ---------    ---------    ---------

NET LOSS               $(95,100)    $     (96)    $(188,700)   $ (10,512)   $(623,841)
                      =========     =========     =========    =========    =========
NET LOSS PER COMMON
  SHARE (Basic and
  Diluted)            $   (0.01)    $   (0.01)    $   (0.02)   $   (0.01)   $    (.34)
                      =========     =========     =========    =========    =========
WEIGHTED AVERAGE
  SHARES OUTSTANDING 12,272,300     2,506,300    12,272,300    2,506,300    1,852,919
                     ==========     =========    ==========    ==========   =========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENT OF CASH FLOWS
(Unaudited)

                                                                    For the Period
                                   Six Months Ended              January 15, 1988
                                        June 30,                   (Inception) to
                                   2008               2007          June 30, 2008
                                   ----               ----       ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Loss                       $ (188,700)        $ (118,667)       $(625,341)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities-
      Stock based compensation            -                115           16,655
  Changes in current assets
      and liabilities:
    Advanced from shareholders            -             11,000           24,635
    Increase in accrued expenses    187,200             93,600          468,600
    Increase in accounts payable      1,500             14,400           26,400
                                 ----------          ---------        ---------
    Net cash used in operating
      activities                          -                488          (89,051)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds-from common stock              -                  -                -
  Net proceeds from issuance of
    Common stock                          -                  -           89,539
                                  ---------          ---------        ---------
       Net cash provided by
        financing activities              -                  -          624,329
                                  ---------           ---------       ---------

      Net increase (decrease)
        in cash                           -                 488             488

CASH AT BEGINNING OF PERIOD             488                   -               -
                                  ---------            --------       ---------
CASH AT END OF PERIOD             $     488            $    488       $     488
                                  =========            ========       =========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the C&G DEC Capital, Inc. (the "Company") annual report on Form 10-KSB for the year ended December 31, 2007.


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


NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $625,341 for the period January 15, 1988 (Inception) to June 30, 2008 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

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

Liquidity and Capital Resources

The Corporation did not pursue any investing activities for the six months ended June 30, 2008 or 2007.

The Corporation did not pursue any financing activities for the six months ended June 30, 2008 or 2007.

Results of Operations

In 1991, the Corporation ceased doing business and has not engaged in any enterprises since that time. The Corporation has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

Going Concern and Management's Plans

As indicated in the accompanying financial statements, the Corporation incurred net losses of $625,341 for the period January 15, 1988 (Inception) to June 30, 2008 and is considered a company in the development stage. The Corporation is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Corporation will find a successful merger candidate nor is there any assurance that if a merger is successful that the Corporation will be able to raise adequate additional capital in the equity markets. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

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


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-

15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  August 18, 2008

C&G DEC CAPITAL, INC.

/s/Richard H. Tanenbaum
-----------------------
Richard H. Tanenbaum, President