Form 10-K
period 2008-12-31
C&G DEC CAPITAL, INC
filed 2009-05-18
CIK 859313

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                     Commission file number:       000-27279

                             C&G DEC Capital, Inc.
                   (Exact name of registrant in its charter)


        FLORIDA                         65-0106255
  (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization               Identification No.)

6259 Executive Boulevard
Rockville, MD                                    20852
 (Address of principal executive offices)                  (Zip Code)

Registrant's Telephone number, including area code:  (732) 319-9235


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer         [ ]
Non-accelerated filer   [ ]   Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the Registrant was approximately $285,550.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2008 was 12,272,300 shares of its $.0001 par value common stock, respectively.

No documents are incorporated into the text by reference.

                         C&G DEC CAPITAL, INC.
                              Form 10-K
                 For the Fiscal Year Ended December 31, 2008
                            Table of Contents

                                Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               5
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  5
ITEM 2.  PROPERTIES                                                 5
ITEM 3.  LEGAL PROCEEDINGS                                          5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        5

                                Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      6
ITEM 6.  SELECTED FINANCIAL DATA                                    6
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      7
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                     8
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                8
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     20
ITEM 9A. CONTROLS AND PROCEDURES                                   20
ITEM 9B.  OTHER INFORMATION                                        20

                                Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       21
ITEM 11.  EXECUTIVE COMPENSATION                                   25
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             26
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   27
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   28

                                Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  29

                                  PART I

ITEM 1  BUSINESS

C&G DEC Capital, Inc. is a Florida corporation that became public when its registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

The registrant was engaged in the publication of a local newspaper business. In 1991, the registrant ceased doing business and has not engaged in any enterprises since that time. The registrant has not yet determined what form of business, if any, it will initiate.

The registrant ceased operations and has not functioned since the later part of 1991. The registrant has remained as a non-function non-trading public shell corporation with no assets.

The Company has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

On April 6, 2007, the Company changed its name to DEC Capital, Inc.

On June 22, 2007, the Company changed its name to C&G DEC Capital, Inc.

General Information about Industry Segments:

The registrant operated from January 15, 1988 to the middle of 1991 as a newspaper publisher. As of the date of this filing, the registrant is not engaged in any business nor has it determined what form of business it will operate.

Narrative Description of Business:

The registrant has no business.

The registrant has no patents, trademarks, licenses, franchises nor concessions.

The registrant cannot yet determine if the business it will engage in is seasonal or not, since they have yet to determine what type of business it will operate.

Since there has not been a determination of the type of business the registrant will operate, it cannot be determined who its major competitors will be.

Presently the registrant employs no one other than its officers who receive no compensation. The number of persons to be employed in the future depends on what type of business the registrant will be engaged in.

ITEM 1A.  RISK FACTORS

Not applicable


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2.  PROPERTIES

The registrant's executive offices which consist of 150 square feet are located at 6259 Executive Boulevard, Rockville, MD 20852.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a) Market Information. The Corporation's common stock is not included in the pink sheets or in the OTC Bulletin Board maintained by the NASD. The Corporation plans to apply to the OTC Bulletin Board.

There is no public trading market for the Corporation's common stock and there is no guarantee any trading market will develop.

Holders. At December 31, 2008, there were 43 shareholders of the registrant.

Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

Performance graph.  Not applicable.

Sale of unregistered securities.  None

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the year ended December 31, 2008, the registrant had a net loss of $380,063 offset by an increase in accrued expenses of $374,400 and an increase in accounts payable of $5,663, resulting in net cash provided by operating activities of zero.

For the year ended December 31, 2007, the registrant had a net loss of $347,102, offset by stock based compensation of $16,655, and increase in accrued expenses of $281,400, and increase in accounts payable of $24,900 and an increase in advances from management of $24,635, As a result, the registrant had net cash provided by operating activities of $488 for the year ended December 31, 2007.

The registrant had no investing or financing activities for 2008 or 2007.

Results of Operations

In 1991, the registrant ceased doing business and has not engaged in any enterprises since that time. The registrant ceased operations and has not functioned since the later part of 1991. The registrant has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

For the year ended December 31, 2008, the registrant had operating expenses of $380,063 resulting in a net loss of $380,063. Operating expenses consisted of $360,000 accrued under employment contracts with the Company's CEO and COO, $14,400 in rent paid by the Company's CEO on behalf of the Company and $5,663 in professional fees.

Comparatively, for the year ended December 31, 2007, the registrant had operating expenses of $347,102 resulting in a net loss of $347,102. Operating expenses consisted of $16,655 in stock based compensation for shares issued to management, $270,000 accrued under employment contracts with the Company's CEO and COO, $11,400 in rent paid by the Company's CEO on behalf of the Company and $49,047 in professional and other fees.

Going Concern and Management's Plans

As indicated in the accompanying financial statements, the registrant incurred net losses of $(816,704) for the period January 15, 1988
(Inception) to December 31, 2008 and is considered a company in the development stage. The registrant is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the registrant will find a successful merger candidate nor is there any assurance that if a merger is successful that the registrant will be able to raise adequate additional capital in the equity markets.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          C&G DEC Capital, INC.
                       INDEX TO FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm           9
Balance Sheets                                                   10
Statements of Operations                                         11
Statements of Cash Flows                                         12
Statement of Changes in Stockholders' Equity (Deficit)           14
Notes to Financial Statements                                    15

                  Report of Independent Registered Public Accounting
Firm

To the Board of Directors
C&G DEC Capital, Inc.
Rockville, Maryland

We have audited the accompanying balance sheets of C&G DEC Capital, Inc. (a Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2008 and the period January 15, 1988 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&G DEC Capital, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period January 15, 1988 (Inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred cumulative losses of $816,704 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC
Middletown, NJ
April 29, 2009

                          C&G DEC CAPITAL, INC.
                      (A Development Stage Company)

                               BALANCE SHEETS


                                         December 31,    December 31,
                                             2008             2007
                                         ------------     -----------

                                 ASSETS
                                 ------
CURRENT ASSETS
--------------

Cash                                       $    488          $    488
                                           --------          --------
    TOTAL CURRENT ASSETS                        488               488
                                           ========          ========

                   LIABILITIES & STOCKHOLDERS' DEFICIT
                   -----------------------------------

CURRENT LIABILITIES
-------------------

Accounts Payable                           $ 30,563          $ 24,900
Accrued Expenses                            655,800           281,400
Advances from Management                     23,963            23,963
                                           --------          --------
    TOTAL CURRENT LIABILITIES               710,326           330,263
                                           ========          ========

STOCKHOLDERS' DEFICIT
---------------------

Common Stock, $.0001 Par Value,
  40,000,000 shares authorized,
  12,272,300 shares issued and
  outstanding at December 31, 2008
  and 2007, respectively                      1,228             1,228
Additional Paid-in Capital                  105,638           105,638
Deficit Accumulated During Development
  Stage                                    (816,704)         (436,641)
                                           --------          --------
TOTAL STOCKHOLDERS' DEFICIT.....           (709,838)         (329,775)
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDERS'
   DEFICIT                                 $    488          $    488
                                           ========          ========


                    See accompanying notes to financial statements.

                           C&G DEC CAPITAL, INC.
                       (A Development Stage Company)

                          STATEMENTS OF OPERATIONS

                                                                   For the Period
                                      Year Ended                   January 15, 1988
                                     December 31,                 (Inception) to
                                2008               2007          December 31, 2008
                                ----               ----          ------------------
Revenues                    $        -          $        -           $   20,000

Operating Expenses             380,063             347,102               836,704
                            ----------          ----------           ----------
LOSS BEFORE
INCOME TAXES....              (380,063)           (347,102)             (816,704)

Provision for
Income Taxes...                      -                   -                    -
                            ----------          ----------           ----------

NET LOSS                    $ (380,063)         $ (347,102)          $ (816,704)
                            ==========          ==========           ==========
NET LOSS
PER COMMON SHARE            $    (0.03)         $    (0.04)          $    (0.39)

Weighted Average Common
  Shares Outstanding        12,272,300          8,906,970             2,104,308
                            ==========          ==========            =========







                  See accompanying notes to financial statements.

                             C&G DEC CAPITAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                   For the Period
                                      Year Ended                  January 15, 1988
                                     December 31,                 (Inception) to
                                2008               2007          December 31, 2008
                                ----               ----          ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Loss                     $ (380,063)          $(347,102)           $(816,704)
Adjustments to reconcile
  net loss to net cash used
  in operating activities-
    Stock based compensation          -              16,655               16,655
  Changes in current assets
    and liabilities:
      Accounts payable            5,663              24,900               30,563
      Accrued expenses          374,400             281,400              655,800
      Advances from
            Management              24,635              24,635               24,635
                              ---------           ---------             ---------
Net Cash Flows from
  Operating Activities                -                 488              (89,051)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Net Proceeds-from
  issuance of common
  stock                               -                   -               89,539
                              ---------           ---------            ---------
Net Cash Flows from
  Financing Activities        $       -           $       -            $  89,539
                              =========           =========            =========

Net increase in cash               488                   -                   488

Cash-beginning of year               -                   -                     -
                             ---------            --------             ---------
Cash-end of year             $     488            $      -            $      488
                             =========            ========             =========

SUPPLEMENTAL CASH FLOW DISCLOSURES-
Non-cash item-
  Shares issued to settle
     Liabilities                     -                 672                   672
                             =========            ========              ========

                       See accompanying notes to financial statements.

                           C&G DEC CAPITAL, INC.
                       (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIT
                       January 15, 1988 (Inception)to
                               December 31, 2008

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

                             C&G DEC CAPITAL, INC.
                         (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       January 15, 1988 (Inception) to
                                  December 31, 2008
                                       (Continued)

                                                                          Deficit
                                                                        Accumulated
                                                            Additional     During
                                           Common Stock       Paid-in   Development
                                         Shares    Amount     Capital       Stage      Total
                                         ------    ------     -------   -----------    -----
Balance, December 31, 2006            2,506,300      251     $89,288       $(89,539)  $       -

Shares issued to Management
  directors at par, March 22, 2007    6,716,000      672           -              -         672

Shares issued to Management
   directors at par, April 11, 2007   1,500,000      150           -              -         150

Shares issued to director
  at par, June 14, 2007                  50,000        5           -              -           5

Shares issued to Management
  and directors at par,
  December 20, 2007                   1,500,000      150           -              -         150

Net loss for the year ended
  December 31, 2007                           -        -           -       (347,102)   (347,102)
                                     ----------   ------    --------       --------   ---------
Balance, December 31, 2007           12,272,300   $1,228    $105,638      $(436,641)   (329,775)

Net loss for the year ended
  December 31, 2008                           -        -           -       (380,063)   (380,063)
                                     ----------   ------    --------       --------   ---------
Balance, December 31, 2007           12,272,300   $1,228    $105,638      $(816,704)  $ (709,838)
                                 =========   =====    =======      ========   ========

               See accompanying notes to financial statements.

                            C&G DEC CAPITAL, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               December 31, 2008

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

                             December 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Earnings Per Share

The Company computes per share amounts in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding at December 31, 2008 or 2007.

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

                             December 31, 2008

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

NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $816,704 for the period January 15, 1988 (Inception) to December 31, 2008 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                            C&G DEC CAPITAL, INC.
                       (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                              December 31, 2008

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


NOTE E - COMMITMENTS AND CONTIGENCIES
-------------------------------------

On March 17, 2007, the Company entered a one year lease with monthly rental payments of $1,200. Lease payments of $14,400 and $11,400 have been made by an officer of the Company on the Company's behalf for the years ended December 31, 2008 and 2007, respectively. The obligation to the officer have been included in accrued expenses. The Company currently operates on a month to month basis under this lease.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE E - COMMITMENTS AND CONTIGENCIES continued

In relation to employment agreements, the following are the future commitments:

Year               Amount
2009            $ 360,000
2010               90,000
                ---------
                $ 450,000

NOTE F - INCOME TAXES
---------------------

The Company follows Financial Accounting Statement No. 109 (SFAS No.
109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2008, these differences resulted in a deferred tax asset of approximately $178,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2008.

The Company's net operating loss carry forwards amounted to approximately $727,000 at December 31, 2008 and will expire between 2015 and 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

(a) As of December 31, 2008, the Chief Executive Officer and Chief Financial Officer of the registrant carried out an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of each period covered by this report, the registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the registrant required to be included in the registrant's periodic SEC filings.

(b) There were no changes in the registrant's internal control over financial reporting that occurred during the year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of common stock will have the right to vote for Directors of The registrant. The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of The registrant, supervising the development business plan, review of the officers' performance of specific business functions. The board is responsible for monitoring management and from time to time, to revise the strategic and operational plans of The registrant. Directors receive no cash compensation or fees for their services rendered in such capacity.

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

Edward T. Whelan. Mr., Director, COO/CCO/President, has most recently served as Chairman and Chief Executive Officer of Military Resale Group, Inc. He negotiated and financed the acquisition of a private company with revenue of $750,000, completed a reverse merger into a publicly traded shell, with a twelve-fold growth rate of which revenues increased to just under $10 million. From April 1998 until October 2003, Mr. Whelan served as the President and a principal stockholder of Xcel Associates, Inc., a company engaged in providing financial consulting to small and medium-sized companies, and to high net worth individuals. From 1989 to December 2001, Mr. Whelan served as President and a principal shareholder of Shannon Investments, Inc., a consulting firm to small and medium-sized companies. From 1984 to 1989 Mr. Whelan was a co-founder of Physicians Pharmaceutical Services, Inc. a publicly traded company that made the Inc. Magazine's fastest growing companies in America list. From 1968 to 1971, Mr. Whelan attended St. Peters College in Jersey City, New Jersey, where he majored in Economics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To The registrant's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our first quarter of 2010. The registrant is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Indemnification.

The registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Florida, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of The registrant, or served any other enterprise as director, officer or employee at the request of The registrant. The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of The registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of The registrant, The registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by The registrant of expenses incurred or paid by a director, officer or controlling person of The registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, The registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 11. EXECUTIVE COMPENSATION

 The following cash compensation has been paid by the registrant to its executive officers, during which there was one officer.

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
Principal                       Salary        Bonus    sation    Awards  SARs    Outs          sation
Position                Year      ($)          ($)       ($)       ($)   ($)     ($)             ($)

Richard H. Tanenbaum
Chief Executive Officer  2006       -           -         -         -      -      -               -
                         2007       -           -         -         -      -      -               -
                         2008       -           -         -         -      -      -               -
Edward Whelan
Chief Operating Officer  2006       -           -         -         -      -      -               -
                         2007       -           -         -         -      -      -               -
                         2008       -           -         -         -      -      -               -

The registrant entered into employment agreements with Messr. Tanenbaum and Whelan. The agreements have a term of three years beginning in April 1, 2007. There is an automatic renewal for two successive three year periods. Each officer shall receive an annual income of $180,000 with a bonus of three percent of operating cash flows.

Board of Directors Compensation. Currently, board members receive no special compensation for meetings or time incurred. Director liability insurance may be provided to all members of the Board of Directors. No differentiation shall be made for any further compensation of "outside directors" and those officers of the registrant serving in that capacity.

Stock Option Plan. The registrant shall implement an employee stock option program. The specifics of the plan have yet to be determined.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tabulates holdings of shares of The registrant by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of The registrant
individually and as a group.   Each named beneficial owner has sole
voting and investment power with respect to the shares set forth opposite his name.

              Shareholdings at December 31, 2008

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions.

None

Director Independence.

Our officers and directors are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

During the fiscal year ended December 31, 2008, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $5,663 and $10,400, respectively, from Meyler & Company, LLC for the 2008 and 2007 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-K.

Audit Related Fees. We did not incur any audit related fees from Meyler & Company, LLC during fiscal 2008 and 2007.

Tax Fees. We did not incur any aggregate tax fees and expenses from Meyler & Company, LLC for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Meyler & Company, LLC during fiscal 2008 and 2007.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2008 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Meyler & Company, LLC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007 Statements of Stockholders' Equity for the year ended December 31, 2008 Statements of Cash Flows for the years ended December 31, 2008 and 2007 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    May 15, 2009

C&G DEC Capital, Inc.

/s/ Richard H. Tanenbaum
------------------------------
By: Richard H. Tanenbaum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Richard H. Tanenbaum            CEO/CFO              May 18, 2009
-------------------             Controller/Director

/s/Edward Whelan                   Director             May 18, 2009
-------------------

/s/Theodore Urban                  Director             May 18, 2009
-------------------

/s/George Jochum                   Director             May 18, 2009
-------------------

/s/William Walling                 Director             May 18, 2009
-------------------


Do the employment contracts need to be mentioned here?
RAB- The Company is accruing rent due to Rick
Correct statement- RAB, this is correct
The Company has cash and operating cash flows
I believe shares have been issued to various Board members
Not for meetings