Form 10-Q
period 2009-03-31
C&G DEC CAPITAL, INC
filed 2009-05-22
CIK 859313

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009

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

The number of outstanding shares of the registrant's common stock, May 15, 2009:

  Common Stock  -  12,272,300

C&G DEC CAPITAL, INC.
FORM 10-Q
For the quarterly period ended March 31, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         9
Item 4T. Controls and Procedures                              10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    11
Item 1A. Risk Factors                                         11
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        11
Item 3.  Defaults upon Senior Securities                      11
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            11
Item 5.  Other Information                                    11
Item 6.  Exhibits                                             11

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

C&G DEC CAPITAL, INC.
(A Development Stage Company)

BALANCE SHEETS


                                          March 31,      December 31,
                                             2009             2008
                                         ------------     -----------
                                          (Unaudited)
ASSETS
------
CURRENT ASSETS
--------------

Cash                                       $    488          $    488
                                           --------          --------
    TOTAL CURRENT ASSETS                        488               488
                                           ========          ========

LIABILITIES & STOCKHOLDERS' DEFICIT
----------------------------------

CURRENT LIABILITIES
-------------------

Accounts Payable                           $ 30,563          $ 30,563
Accrued Expenses                            749,400           655,800
Advances from Shareholders                   23,963            23,963
                                           --------          --------
    TOTAL CURRENT LIABILITIES               803,926           710,326
                                           ========          ========

STOCKHOLDERS' DEFICIT
--------------------

Common Stock, $.0001 Par Value,
  40,000,000 shares authorized,
  12,272,300 and 12,272,300 shares
  issued and outstanding at
  March 31, 2009 and December 31,
  2008, respectively                          1,228             1,228
Additional Paid-in Capital                  105,638           105,638
Deficit Accumulated During Development
  Stage                                    (910,304)         (816,704)
                                           --------          --------
TOTAL STOCKHOLDERS' DEFICIT....            (803,438)         (709,838)
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDERS'DEFICIT   $    488          $    488
                                           ========          ========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   For the Period
                                 Three Months Ended              January 15, 1988
                                     March 31,                 (Inception) to
                                2009               2008            March 31, 2009
                                ----               ----          ------------------
Revenues                    $        -          $        -           $   20,000

Operating Expenses              93,600              93,600              930,304
                            ----------          ----------           ----------
LOSS BEFORE
INCOME TAXES....               (93,600)            (93,600)            (910,304)

Provision for
Income Taxes...                      -                   -                    -
                            ----------          ----------           ----------

NET LOSS                    $  (93,600)         $  (93,600)          $ (910,304)
                            ==========          ==========           ==========
NET LOSS
PER COMMON SHARE            $     (.01)         $    (0.01)          $    (0.41)

Weighted Average Common
  Shares Outstanding        12,272,300          12,272,300            2,222,449
                            ==========          ==========           ==========







See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENT OF CASH FLOWS
(Unaudited)

                                                                    For the Period
                                   Three Months Ended              January 15, 1988
                                        March 31,                   (Inception) to
                                   2009               2008          March 31, 2009
                                   ----               ----        ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Loss                        $ (93,600)         $ (93,600)       $(910,304)
  Adjustments to reconcile net
       Loss to net cash used in
       Operating activities-
         Stock based compensation            -          $        -       $  16,655
         Increase in accounts payable        -                   -          30,563
         Increase in accrued expenses   93,600              93,600         749,400
         Advance from Shareholders           -                   -          24,635
                                  ---------            --------       ---------
      Net cash used in operating
       activities                         -                   -         (89,051)

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Net proceeds from issuance of
    Common stock                          -                   -         89,539
      Net cash provided by        ---------            --------       ---------
        Financing activities              -                   -         89,539
                                  ---------            --------       ---------
      Net increase (decrease)
        In cash                           -                   -             488
CASH AT BEGINNING OF PERIOD             488                 488               -
                                  ---------            --------       ---------
CASH AT END OF PERIOD             $     488            $    488       $     488
                                  =========            ========       =========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the C&G DEC Capital, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2008.


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


NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $910,304 for the period January 15, 1988 (Inception) to March 31, 2009 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

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

Liquidity and Capital Resources

The Corporation did not pursue any investing activities for the three months ended March 31, 2009 or 2008.

The Corporation did not pursue any financing activities for the three months ended March 31, 2009.

Results of Operations

In 1991, the Corporation ceased doing business and has not engaged in any enterprises since that time. The Corporation ceased operations and has not functioned since the later part of 1991. The Corporation has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

Going Concern and Management's Plans

As indicated in the accompanying financial statements, the Corporation incurred net losses of $910,304 for the period January 15, 1988 (Inception) to March 31, 2009 and is considered a company in the development stage. The Corporation is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Corporation will find a successful merger candidate nor is there any assurance that if a merger is successful that the Corporation will be able to raise adequate additional capital in the equity markets. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of

FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. Adoption of SFAS 157 did not have a material impact on the Company results of operations, cash flows or financial position.

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

Item 4T.  Controls and Procedures.

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  May 22, 2009

C&G DEC CAPITAL, INC.

/s/Richard H. Tanenbaum
-----------------------
Richard H. Tanenbaum, President