Form 10-Q
period 2009-06-30
C&G DEC CAPITAL, INC
filed 2009-08-19
CIK 859313

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009

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

The number of outstanding shares of the registrant's common stock, August 14, 2009:

  Common Stock  -  12,272,300

C&G DEC CAPITAL, INC.
FORM 10-Q
For the quarterly period ended June 30, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      10
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10
Item 4T. Controls and Procedures                              11

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    12
Item 1A. Risk Factors                                         12
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12
Item 3.  Defaults upon Senior Securities                      12
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12
Item 5.  Other Information                                    12
Item 6.  Exhibits                                             12

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

C&G DEC CAPITAL, INC.
(A Development Stage Company)

BALANCE SHEETS


                                            June 30,      December 31,
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
                                           ========          ========

LIABILITIES & STOCKHOLDERS' DEFICIT
----------------------------------

CURRENT LIABILITIES
-------------------

Accounts Payable                           $ 41,063          $ 30,563
Accrued Expenses                            843,000           655,800
Advances from Shareholders                   23,963            23,963
                                           --------          --------
    TOTAL CURRENT LIABILITIES               908,026           710,326
                                           ========          ========

STOCKHOLDERS' DEFICIT
--------------------

Common Stock, $.0001 Par Value,
  40,000,000 shares authorized,
  12,272,300 and 12,272,300 shares
  issued and outstanding at
  June 30, 2009 and December 31,
  2008, respectively                          1,228             1,228
Additional Paid-in Capital                  105,638           105,638
Deficit Accumulated During Development
  Stage                                  (1,014,404)         (816,704)
                                          ---------          --------
TOTAL STOCKHOLDERS' DEFICIT....            (907,538)         (709,838)
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDERS'DEFICIT   $    488          $    488
                                           ========          ========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS
(Unaudited)

                                                                         For the Period
                                                                        January 15, 1988
                        For the Three Months      For the Six Months     (Inception) to
                          Ended June 30,            Ended June 30,          June 30,
                        2009         2008         2009         2008           2009
                       ----------   ----------   ----------   ----------   ----------
REVENUE               $       -     $       -     $       -    $       -    $  20,000

OPERATING EXPENSES      104,100        95,100       197,700      187,200    1,034,404
                      ---------     ---------     ---------    ---------    ---------
LOSS BEFORE INCOME
  TAXES                (104,100)      (95,100)     (197,700)    (187,200)   (1,014,404)

PROVISION FOR INCOME
  TAXES                       -             -             -            -            -
                      ---------     ---------     ---------    ---------    ---------

NET LOSS              $(104,100)    $ (95,100)    $(197,700)   $(187,200)  $(1,014,404)
                      =========     =========     =========    =========    =========
NET LOSS PER COMMON
  SHARE (Basic and
  Diluted)            $   (0.01)    $   (0.01)    $   (0.02)   $   (0.02)   $    (.43)
                      =========     =========     =========    =========    =========
WEIGHTED AVERAGE
  SHARES OUTSTANDING 12,272,300    12,272,300    12,272,300    12,272,300    2,339,144
                     ==========     =========    ==========    ==========   =========







See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENT OF CASH FLOWS
(Unaudited)

                                                                    For the Period
                                   Six Months Ended              January 15, 1988
                                        June 30,                   (Inception) to
                                   2009               2008          June 30, 2009
                                   ----               ----      ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Loss                        $(197,700)         $(188,700)      $(1,014,404)
  Adjustments to reconcile net
       loss to net cash used in
       operating activities-
         Stock based compensation            -                   -           16,655
         Advance from Shareholders                                           24,635
         Increase in accrued expenses   187,200            187,200          843,000
         Increase in accounts payable    10,500              1,500           41,063
                                   ---------           --------        ---------
  Net cash used in operating
        Activities                         -                  -          (89,051)

CASH FLOWS FROM FINANCING
  ACTIVITIES
      Net proceeds from issuance
        of common stock                    -                  -           89,539
                                   ---------           --------        ---------
 Net cash provided by Financing
  activities                         -                  -           89,539
                                   ---------           --------        ---------
      Net increase (decrease)
        in cash                           -                   -             488

CASH AT BEGINNING OF PERIOD             488                 488               -
                                  ---------            --------       ---------
CASH AT END OF PERIOD             $     488            $    488       $     488
                                  =========            ========       =========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the C&G DEC Capital, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2008.


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


NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $1,014,404 for the period January 15, 1988 (Inception) to June 30, 2009 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE C - GOING CONCERN (Continued)

realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 on January 1, 2009 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after January 1, 2009. Adoption of SFAS 141R did not have a material impact on the Company results of operations, cash flows or financial position.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. The Company adopted SFAS 160 on January 1, 2009. Adoption of SFAS 160 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after January 1, 2009. This FSP is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows. The adoption of this FSP did not have an impact on the Company's results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company's results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). FSP FAS 157-4 is effective for the quarter ending June 30, 2009. The adoption of this FSP did not have an impact on the Company's results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and was therefore adopted January 1, 2009. Adoption of this FSP did not have a material impact on the Company results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company's interim reporting period ended on June 30, 2009. The adoption of this FSP did not have an impact on the Company's results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This SFAS is effective for the Company's fiscal year beginning on January 1, 2010. The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company's interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties

There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations.

Liquidity and Capital Resources

The Corporation did not pursue any investing activities for the six months ended June 30, 2009 or 2008.

The Corporation did not pursue any financing activities for the six months ended June 30, 2009 or 2008.

Results of Operations

In 1991, the Corporation ceased doing business and has not engaged in any enterprises since that time. The Corporation ceased operations and has not functioned since the later part of 1991. The Corporation has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

Going Concern and Management's Plans

As indicated in the accompanying financial statements, the Corporation incurred net losses of $998,241 for the period January 15, 1988 (Inception) to June, 2009 and is considered a company in the development stage. The Corporation is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Corporation will find a successful merger candidate nor is there any assurance that if a merger is successful that the Corporation will be able to raise adequate additional capital in the equity markets. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  August 19, 2009

C&G DEC CAPITAL, INC.

/s/Richard H. Tanenbaum
-----------------------
Richard H. Tanenbaum, President