Form 10-Q
period 2009-09-30
C&G DEC CAPITAL, INC
filed 2009-11-17
CIK 859313

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009

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

The number of outstanding shares of the registrant's common stock, November 16, 2009:

  Common Stock  -  12,272,300

C&G DEC CAPITAL, INC.
FORM 10-Q
For the quarterly period ended September 30, 2009
INDEX

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


                                        September 30,      December 31,
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
                                           ========          ========

LIABILITIES & STOCKHOLDERS' DEFICIT
----------------------------------

CURRENT LIABILITIES
-------------------

Accounts Payable                           $ 44,563          $ 30,563
Accrued Expenses                            936,600           655,800
Advances from Shareholders                   23,963            23,963
                                           --------          --------
    TOTAL CURRENT LIABILITIES             1,005,126           710,326
                                           ========          ========

STOCKHOLDERS' DEFICIT
--------------------

Common Stock, $.0001 Par Value,
  40,000,000 shares authorized,
  12,272,300 and 12,272,300 shares
  issued and outstanding at
  September 30, 2009 and December 31,
  2008, respectively                          1,228             1,228
Additional Paid-in Capital                  105,638           105,638
Deficit Accumulated During Development
  Stage                                  (1,111,504)         (816,704)
                                          ---------          --------
TOTAL STOCKHOLDERS' DEFICIT....          (1,004,638)         (709,838)
                                           --------          --------
TOTAL LIABILITIES & STOCKHOLDERS'DEFICIT   $    488          $    488
                                           ========          ========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS
(Unaudited)

                                                                         For the Period
                                                                        January 15, 1988
                        For the Three Months      For the Nine Months     (Inception) to
                        Ended Sept. 30,            Ended Sept. 30,        September 30,
                        2009         2008         2009         2008           2009
                       ----------   ----------   ----------   ----------   ----------
REVENUE               $       -     $       -     $       -    $       -    $   20,000

OPERATING EXPENSES       97,100        96,763       294,800      283,963     1,131,504
                      ---------     ---------     ---------    ---------    ----------
LOSS BEFORE INCOME
  TAXES                 (97,100)      (96,763)     (294,800)    (283,963)   (1,111,504)

PROVISION FOR INCOME
  TAXES                       -             -             -            -             -
                      ---------     ---------     ---------    ---------    ----------

NET LOSS              $ (97,100)    $ (96,763)    $(294,800)   $(283,963)  $(1,111,504)
                      =========     =========     =========    =========    ==========
NET LOSS PER COMMON
  SHARE (Basic and
  Diluted)            $   (0.01)    $   (0.01)    $   (0.02)   $   (0.02)   $    (0.45)
                      =========     =========     =========    =========    ==========
WEIGHTED AVERAGE
  SHARES OUTSTANDING 12,272,300    12,272,300    12,272,300   12,272,300     2,454,398
                     ==========     =========    ==========    ==========   ==========







See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

 STATEMENT OF CASH FLOWS
(Unaudited)

                                                                 For the Period
                                     Nine Months Ended           January 15, 1988
                                        September 30,             (Inception) to
                                   2009               2008      September 30, 2009
                                   ----               ----      ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Loss                        $(294,800)         $(283,963)     $(1,111,504)
Adjustment to reconcile net loss
To net cash used in operating
Activities:
    Stock based compensation              -                  -           16,655
    Advance from Shareholders             -                  -           24,635
    Increase in Accrued Expenses    280,800            280,800          936,600
    Increase in Accounts Payable     14,000              3,163           44,563
                                  ---------          ---------      -----------
   Net Cash Used in operating
activities                                -                  -          (89,051)
CASH FLOWS FROM FINANCING
  ACTIVITIES

  Proceeds from common stock              -                  -           89,539
                                  ---------           --------        ---------
  Net cash providing by financing
        activities                        -                  -           89,539

      Net increase (decrease)
        in cash                           -                   -             488

CASH AT BEGINNING OF PERIOD             488                 488               -
                                  ---------            --------       ---------
CASH AT END OF PERIOD             $     488            $    488       $     488
                                  =========            ========       =========

See accompanying notes to financial statements.

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the C&G DEC Capital, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2008.


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


NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $1,111,504 for the period January 15, 1988 (Inception) to September 30, 2009 and is considered a company in the development stage. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the

C&G DEC CAPITAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

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

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental generally accepted accounting principles ("GAAP"). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements and Disclosures" ("SFAS No. 157") and on February 12, 2008 issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157", which are now codified as FASB Accounting Standards Codification ("ASC") Topic 820. This guidance established a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. On January 1, 2008, the Company adopted this guidance for financial assets and liabilities and on January 1, 2009, the Company adopted this guidance for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis. The adoption of the provisions of ASC 820 did not have a material impact on the Company's results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instrument, codified under ASC Topic 820. This guidance updated the requirements for an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance was to be applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these provisions did not have a material impact on the Company's results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), codified under ASC Topic 820, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This guidance is effective for the quarter ending June 30, 2009. The adoption of these provisions did not have an impact on the Company's results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations", codified under ASC Topic 805. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This guidance is effective for us for acquisitions made after January 1, 2009. Adoption of these provisions of ASC 805 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", codified under ASC Topic 805. This guidance amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). This guidance carried forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. This guidance had the same effective date as SFAS No. 141(R), and was therefore adopted January 1, 2009. Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", codified under ASC Topic 810. This guidance outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. The Company adopted these provisions on January 1, 2009. Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)", which will be included under ASC Topic 810. This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective for the Company's fiscal year beginning on January 1, 2010. The Company is currently evaluating the impact of the implementation of these provisions on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified under ASC Topic 855. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirements were effective for the Company's interim reporting period ended on June 30, 2009. The adoption of these provisions did not have an impact on the Company's results of operations, cash flows or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties

There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations.

Liquidity and Capital Resources

The Corporation did not pursue any investing activities for the nine months ended September 30, 2009 and 2008.

The Corporation had an increase in accrued expenses of $280,800 for the nine months ended September 30, 2009 and 2008. The Corporation had an increase in Accounts Payable of $14,000 and $3,163 for the nine months ended September 30, 2009 and 2008. As a result, the Corporation had net cash provided by financing activities of $294,800 for each period.

Results of Operations

In 1991, the Corporation ceased doing business and has not engaged in any enterprises since that time. The Corporation ceased operations and has not functioned since the later part of 1991. The Corporation has remained as a nonfunctioning non-trading public shell corporation with no assets to date.

Going Concern and Management's Plans

As indicated in the accompanying financial statements, the Corporation incurred net losses of $1,111,504 for the period January 15, 1988 (Inception) to September 30, 2009 and is considered a company in the development stage. The Corporation is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Corporation will find a successful merger candidate nor is there any assurance that if a merger is successful that the Corporation will be able to raise adequate additional capital in the equity markets. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed and summarized, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 17, 2009

C&G DEC CAPITAL, INC.

/s/Richard H. Tanenbaum
-----------------------
Richard H. Tanenbaum, President