Form 10-K
period 2009-12-31
C&G DEC CAPITAL, INC
filed 2010-04-13
CIK 859313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 000-27279

ENERGIZ RENEWABLE, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0106255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 First Street
Keyport, New Jersey, USA	07735
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (732) 319-9235

___________________________________________
(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
 Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  No ☒

Note - Checking the box above will not relieve any resistrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10- K or any amendment to this Form 10-K.   ☒

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      No  ☒

                    As of April 13, 2009, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $4,859,490 at $3.00 price per share, based on the closing price of on the OTC Bulletin Boaed.  As of April 13, 2009, there were 12,272,300 shares of common stock of the registrant issued and outstanding.

                     Documents Incorporated by Reference:  None

ENERGIZ RENEWABLE, INC.

FORM 10-K

Table of Content

PART I

ITEM 1           BUSINESS

Introduction

FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. In addition, the Company (Energiz Renewable, Inc., a Florida corporation) may from time to time make oral forward-looking statements.  Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Energiz Renewable, Inc.,” and “we” refer to Energiz Renewable, Inc. Our executive offices are located at 135 First Street, Unit 2-F, Keyport, New Jersey 07735.

The Company

    Energiz Renewable, Inc., formerly C&G DEC Capital, Inc. is a Florida corporation that became public when its registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

    The company was called at that time Sun Reporter, Inc. and was engaged in the publication of a local newspaper business. In 1991, the Company ceased doing business and has not engaged in any enterprises until March 17, 2010 when a an agreement to sell a majority of the outstanding shares of the Company was executed and the Company changed its name to its current name Energiz Renewable, Inc.

Table of Content
    The Company ceased operations and has not functioned since the later part of 1991 until March 17, 2010.  Prior to March 17, 2010, the Company remained as a non-function non-trading public shell corporation with no assets.

    On April 6, 2007, the Company changed its name to DEC Capital, Inc., and on June 22, 2007, the Company changed its name again to C&G DEC Capital, Inc.  On March 17, 2010, the Company changed its name to its current name, Energiz Renewable, Inc.

    The Company’s vision is to become an international vertically integrated renewable energy company.  It is implementing its business model by initially establishing itself as a vertically integrated solar energy company, from production of solar panels through project acquisition, development, finance, installation and management, up to being an Independent Power Producer (IPP) with over 300 MW of committed projects.

    The Company at this time plans to establish subsidiaries in 5 (five) countries: Italy, Romania, Israel, USA and Canada.  Each subsidiary will be responsible for operating its planned local operations.  The Company’s operations will be divided into two parts: the first being local factories to produce solar panels for the local market, and the second being local project companies that will become IPPs. The Company has initiated discussions with an eye toward expanding its business within the next two years in the following countries: Tunisia, Mexico, Macedonia, Albania, Morocco and Ethiopia.

    The Company has entered into negotiation to form a Joint Venture Agreement “JV” with four parties – Apollon Solar, Vincent Industrie, Energiz SA, and Energiz International – to exploit unique patented technology for the assembly of solar panels to allow the company to operate at a higher efficiency rate than its competition due to the patented method of assembly.  The technology – NICE (New Industrial Cells Encapsulation) – is the intellectual property of Apollon Solar “AP” (http://www.apollonsolar.com), who along with Vincent Industrie “VI” (http://www.vincent-industrie.com), created a fully automated robotic assembly line for the NICE technology. This patented technology eliminates much of the manual labor used in the production of Solar Panels around the world today, and is so flexible that it can produce a panel according to the specific needs of each customer on a project by project basis.   Other advantages of this robotic system are the unique sealing method which eliminates poor soldering connections, while increasing the electrical output of all the panels in each system. Also participating in the JV is Energiz SA (France) (http://www.energiz.fr/), the current license holder to market the NICE technology worldwide.  ERI is negotiating to acquire the license from Energiz SA, and the marketing rights from Energiz International (a separate agreement), in return for shares in the Company. The Company is negotiating on signing a new license agreement with Apollon Solar and Vincent Industrie to assure exclusivity in the territories now being served by the Company and the other joint venture companies.  The new License Agreement is anticipated to grant the Company a First Right of Refusal to any new facility proposed to be built outside of the exclusive territories. At the same time all the parties are working to grant the Company total worldwide rights based on the Company’s performance and the number of factories established.

The Company, as part of the implementation of the JV, is negotiating to acquire the 4 (four) Agency Agreements entered into by Energiz International to promote the NICE technology and set up factories. The 4 agreements cover: (a) Italy and Croatia; (b) Romania, Hungary and Moldavia; (c) Canada, and (d) Israel. Energiz International is facilitating the transfer of these rights to the Company, including the business plans to set up factories in these territories.

Table of Content
In-Country Operations

The business model envisions two functions in each country – panel manufacturing facilities and project development companies. Having small manufacturing facilities near each customer base will allow the Company to control the panel needs of its projects by providing the company’s project developers a top quality tailor-made product in their backyard, removing dependence on lower quality imported products from large Chinese manufacturers and whose flexibility is non-existent. Each project development company will have a pipeline of projects to ensure the Company’s consistent revenue flow and ability to produce a steady flow of panels.

France

The first NICE factory is currently being built by Energiz SA in Brignais, France, and should come into operation by the end of August, 2010. The Company has agreed to invest €700,000 (just under $1 million dollars) and to loan the operation on a Senior Secured basis € 3.3 million Euros (approx. $4.4 million dollars).    A Special Purpose Vehicle known as Energiz Industrie “EI” will be formed to own and operate the factory in France.  The Company will own 49% and Energiz SA will own 51% of this company the construction of this factory was started after operation and testing of Apollon’s prototype facility in Lyon, France. The factory will manufacture approximately 115,000 solar panels per year, with a total capacity of 20MW. Energiz SA will transfer the rights and investment to The Company.  The Company will be granted the right to purchase half (50%) of the solar panel production of this factory up to 10 MW per year. This will allow the Company to begin supplying solar panels to its own projects this August. The rest of the panels will go to Energiz SA projects in France, where they have a pipeline of 5MW.

Israel

The Company is currently forming ERI-Israel, a subsidiary for the construction of its first factory in Israel. The Company has met with several potential partners in Israel, coming from the manufacturing side in the electrical sector, who have expressed interest in this venture. In addition, the Company is acquiring the assets of SMR Energy Ltd. These assets include four solar projects in advance stages in Israel totaling over 50 MW of electricity. The Company also has obtained an order for 250 kW of solar panels from another Israeli project developer, with a potential for future orders of over 100 MW.

Italy, Romania and Canada

Energiz International has developed business opportunities with solar project developers in Italy, Romania, and Canada that will assure The Company sustainable business relationships for building factories and developing and implementing additional projects in these countries.

In Italy and Canada, there are plans to build two factories in each country, one with two assembly lines and one with one assembly line, for a combined output of 60MW of panels/year. In Romania, there are plans to build two factories, with one assembly line each, for a combined output of 40MW of panels/year.

The project development pipeline of the partners in these three countries totals, as of today, over 300 MW. The panels for these projects will be supplied by the Company’s factories, preferably local, if the factory is up and running, or from one of the other factories in the network.

The Company proposes to acquire control of at least 70% of the operations of the identified companies in each country in exchange for the Company’s stock.  Preferably the assets will be acquired by a NEWCO set up and owned by the Company, similar to the Company structure in Israel.  Alternatively, the Company will consider taking 70% ownership interest in the existing entity where, for legal reasons, the Company deems that advisable in order to maximize access to local Government and EU grants, loan programs, tax credits, and other incentives available to the existing companies.

Table of Content
Competition

With respect to our systems business, we face competition from other providers of renewable energy solutions, including developers of photovoltaic, solar thermal and concentrated solar power systems and developers of other forms of renewable energy projects, including wind, hydropower, geothermal, biomass and tidal projects. To the extent other solar module manufacturers become more vertically integrated, we expect to face increased competition from such companies as well. We also face competition from other engineering, procurement and construction (EPC) companies and joint ventures between EPC companies and solar companies.

Economic Incentives

Government subsidies, economic incentives and other support for solar electricity generation generally include feed-in tariffs, net metering programs, renewable portfolio standards, tax incentives, loan guarantees, grants, rebates, low interest loans and grid access initiatives.

Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may differ based on system size or application. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. The policies governing net metering vary by state and utility. Some utilities pay the end-user upfront, while others credit the end-user’s bill.

    Under a renewable portfolio standard (RPS), the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity, while others provide no specific technology requirement for renewable electricity generation. RPS-type mechanisms have been adopted in a majority of U.S. states. Regulations vary from state to state, and currently there is no federal RPS mandate. The state of California’s RPS goal of 33% of electricity from renewable sources by 2020 is currently the most significant RPS program in the United States in magnitude, and it is contributing to the expansion of the utility-scale solar systems market in that state.

Table of Content

Tax incentive programs exist in the United States at both the federal and state level and can take the form of investment and production tax credits, accelerated depreciation and sales and property tax exemptions. At the federal level, investment tax credits for business and residential solar systems have gone through several cycles of enactment and expiration since the 1980’s. In October 2008, the United States Congress extended the 30% federal investment tax credit (ITC) for both residential and commercial solar installations for eight years, through December 31, 2016. The ITC is a primary economic driver of solar installations in the United States. Its extension through 2016 has contributed to greater medium term demand visibility in the U.S.; however, its expiration at the end of 2016 (unless extended) underscores the need for the levelized cost of electricity from solar systems to continue to decline toward grid parity.  In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. In addition to adopting certain fiscal stimulus measures that could benefit on-grid solar electricity applications, ARRA created a new program, through the Department of the Treasury, which provides cash grants equal to 30% of the cost of the system for solar installations that are placed into service during 2009 and 2010 and for certain solar installations for which construction begins prior to December 31, 2010. This cash grant is available in lieu of receiving the 30% federal investment tax credit. The intent of this program was to ensure that investors who had historically supported the renewable energy programs would not be constrained from investing in these transactions by tax losses they may have suffered during the recent credit crisis. Other measures adopted by ARRA that could benefit on-grid solar electricity generation include the following: (1) a Department of Energy loan guarantee program for renewable energy projects, renewable energy manufacturing facilities and electric power transmission projects and (2) a 50% bonus depreciation for solar installations placed in service during 2009. Various legislation has been proposed to extend and slightly modify the ITC incentives to continue to ensure short-term investor tax positions do not limit future investment in renewable energy projects. In addition, legislation is being proposed which could extend the bonus depreciation benefit for projects completed in 2010. However, enactment of the extension or enhancement of such incentives is highly uncertain.

Rebate programs for solar installations in California and several other states have increased the quantity of solar energy from distributed photovoltaic systems (typically smaller non-utility scale PV systems co-located with residential or commercial rooftop end-users) and have contributed to demand for PV solar modules and systems.

Regulations and policies relating to electricity pricing and interconnection also stimulate demand for distributed generation from photovoltaic systems. PV systems generate most of their electricity during mid-day and the early afternoon hours when the demand for and cost of electricity is highest. As a result, electricity generated by PV systems mainly competes with expensive peak hour electricity, rather than the lower average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require PV systems to achieve lower prices in order to compete with the price of electricity.

In Europe, renewable energy targets in conjunction with feed-in tariffs have contributed to the growth in PV solar markets. Renewable energy targets prescribe how much energy consumption must come from renewable sources, while FiT policies are intended to support new supply development by providing investor certainty.  A 2001 European Union (EU) directive for promoting renewable energy use in electricity generation (Directive 2001/77/EC) had set varying national indicative targets for renewable energy production from individual member states. A 2009 EU directive on renewable energy (Directive 2009/28/EC), which replaces the 2001 directive, sets varying targets for all EU member states in support of the directive’s goal of a 20% share of energy from renewable sources in the EU by 2020 and requires national action plans that establish pathways for the development of renewable energy sources. The following is a description of FiT policies adopted in certain critical EU markets in support of renewable energy targets.

Table of Content

The German Renewable Energy Law, or the EEG, was last modified by the German government in 2008 with effect on January 1, 2009. At that time, feed-in tariffs were significantly reduced from earlier levels. Further, under the current legislation, Germany feed-in tariffs declined 9% for roof mounted applications and 11% for ground mounted applications on January 1, 2010 and will decline on January 1, 2011 a further 8% to 10% (based on the volume of PV modules deployed in Germany during the 12 months ending on September 30, 2010 and the type of PV system). This compares to an annual decline of between 5% and 6.5% under the prior legislation. The next review of feed-in tariffs for all types of renewable energy was scheduled for 2012. However, following the 2009 election of a new center-right-liberal government in Germany, a further reduction in the PV feed-in tariff is currently under discussion and will most likely come into effect in the second or third quarter of 2010. Such a reduction in the feed-in tariff, including any potential further reductions, could result in a significant decline in demand and price levels for photovoltaic products in Germany, which could have a material adverse effect on our business, financial condition or results of operations.

In France, the government amended its feed-in tariff on January 12, 2010. The new decree became effective January 14, 2010 and does not have an expiry date but can be amended at any time. The new feed-in tariff provides a lower rate than the prior feed-in tariff for all applications while introducing, among other things, a departmental bonus which makes free field projects in the northern regions of France more attractive. In addition, the inflation index that increases the feed-in tariff received by a PV project after its first year of operation was also reduced. The current feed-in tariff will have a 10% annual digression starting on January 1, 2012.

In Italy, the current legislation provides that the existing feed-in tariff will be in effect until the expiration of a 14 month transition period that will begin once 1.2GW of photovoltaic systems are installed under the existing feed-in tariff. Any photovoltaic system that is interconnected before the expiration of the transition period will also receive the feed-in tariff currently in effect. It is expected that the 1.2GW threshold will be reached in 2010. It is further expected that the Italian government will propose and enact a new reduced feed-in tariff before the end of 2010.

In Spain, the government published the feed-in tariff currently in effect for PV systems in September 2008. This feed-in tariff introduced a mechanism that requires a PV system to be registered in a national registry in order to obtain the Spanish feed-in tariff. Critically, under the legislation, only a certain number of MWs of PV systems so registered are granted a feed-in tariff each quarter. Other PV systems applying for a feed-in tariff remain in a queue and will be awarded a feed-in tariff in accordance with their place in the queue. For 2010 and 2011, the legislation limits the number of MW of PV systems that are awarded a feed-in tariff to 560MW and 500MW, respectively. The current legislation is scheduled to be reviewed by January 1, 2012.

In Ontario, Canada, a new feed-in tariff program was introduced in September 2009 and replaced the Renewable Energy Standard Offer Program (RESOP) as the primary subsidy program for future renewable energy projects. In order to participate in the Ontario feed-in tariff program, certain provisions relating to minimum required domestic content and land use restrictions for solar installations must be satisfied. The new domestic content and land restriction rules do not apply to our Sarnia solar projects and the other projects governed by RESOP contracts that we acquired in connection with our acquisition of the solar power project development business of OptiSolar Inc. in April 2009. However, PV solar power systems incorporating our modules would not satisfy the domestic content requirement under the new feed-in tariff program currently in effect.

In Australia, the solar industry is driven by several regulatory initiatives that support the installation of solar PV modules in both rooftop and free-field applications, including the nationwide Renewable Energy Target Scheme that has set a renewable energy goal for Australia of 20% by 2020. In July 2009, the Solar Homes and Communities Plan, which previously provided the primary incentive for rooftop installations, was replaced with the less lucrative Solar Credits Scheme.

In China, governmental authorities have not adopted a feed-in tariff policy and currently award solar projects through either a project tendering process or bi-lateral negotiations.

In 2009, India announced its National Solar Mission, which includes a goal of installing 20GW of solar by 2022. India is expected to announce a feed-in tariff for the first phase of the National Solar Mission in 2010.

For more information about risks related to economic incentives, please see Item 1A: Risk Factors — Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity applications, including the anticipated feed-in core markets, could reduce demand and/or price levels for our solar modules, limit our growth or lead to a reduction in our net sales, and adversely impact our operating results.”

Table of Content
Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website, and by responding to requests addressed to our investor relations department, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.  The information contained on our website, or on other websites linked to our website, is not part of this document.

ITEM 1A - RISK FACTORS

An investment in our stock involves a high degree of risk. You should carefully consider the following information, together with the other information in this Annual Report on Form 10-K, before buying shares of our stock. If any of the following risks or uncertainties occur, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our stock could decline.

Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell properties, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other material released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate.  This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties.  Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us, which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

Table of Content
Our control shareholders may effectively exercise control over matters requiring shareholder approval.

On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom (House # 5094072) represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Registrant as agent for various shareholders.   As a consequence of this Agreement, David Brown owns or controls a total of 8,789,400 common shares of the Company, which constitutes 71.6% of the total outstanding shares.  He effectively has the power to elect all of the directors and control the management, operations and affairs of our Company. His ownership may discourage someone from making a significant equity investment in our Company, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other shareholders may deem to be in their best interests, such as a transaction in which the other shareholders would receive a premium for their shares over their current trading prices.

Risks Related to Our Markets and Customers

If solar energy technology is not suitable for widespread adoption, or if sufficient demand for solar energy does not develop or takes longer to develop than we anticipate, our net sales and profit may flatten or decline and we may affect future profitability.

The solar energy market is at a relatively early stage of development and the extent to which solar systems will be widely adopted is uncertain. If solar energy technology proves unsuitable for widespread adoption or if demand for solar energy fails to develop sufficiently, we may be unable to grow our business or generate sufficient net sales to be profitable. In addition, demand for solar energy in our targeted markets — including Italy, Croatia, Romania, Hungary, Moldavia; Canada, and Israel — may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of out solar technology and demand for solar energy, including the following:

•
cost-effectiveness of the electricity generated by photovoltaic power systems compared to conventional energy sources and products, including conventional energy sources, such as natural gas, and other non-solar renewable energy sources, such as wind;

•	availability and substance of government subsidies, incentives and renewable portfolio standards to support the development of the solar energy industry;

•	performance and reliability of photovoltaic systems and our technology compared to conventional and other non-solar renewable energy sources and products;

•	success of other renewable energy generation technologies, such as hydroelectric, tidal, wind, geothermal, solar thermal, and biomass;

•
fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil, natural gas and other fossil fuels; and

•	fluctuations in capital expenditures by end-users of solar energy, which tend to decrease when the economy slows and interest rates increase.

Table of Content

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity applications, including the anticipated feed-in tariff reductions in core markets, could reduce demand and/or price levels for our solar energy, and limit our growth or lead to a reduction in our net sales, and adversely impact our operating results.

We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government subsidies and economic incentives. Federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, the United States, Canada, China, India, Australia, Greece and Portugal have provided subsidies in the form of feed-in tariffs, rebates, tax incentives and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. Many of these jurisdictions, including the majority of U.S. states and numerous European Union countries, have adopted renewable portfolio standards in which the government requires jurisdictions or regulated utilities to supply a portion of their total electricity from specified sources of renewable energy, such as solar, wind and hydroelectric power. Many of these government incentives expire, phase out over time, require renewal by the applicable authority or may be amended. A summary of recent developments in the major government subsidy programs in our core markets follows. We expect the feed-in tariff in Germany and certain other core markets to be reduced earlier than previously expected, and such reductions could reduce demand and/or price levels for our solar systems, lead to a reduction in our net sales and adversely impact our operating results.

    In Italy, the current legislation provides that the existing feed-in tariff will be in effect until the expiration of a 14 month transition period that will begin once 1.2GW of photovoltaic systems are installed under the existing feed-in tariff. It is expected that the Italian government will propose and enact a new feed-in tariff before the end of 2010. Current proposals reflect significant FiT reductions, particularly for ground mounted applications. We cannot be certain of the level of such new feed-in tariff. If the level of such feed-in tariff is not adequate to promote the development of the PV industry or PV projects in Italy, our ability to pursue an expansion strategy in Italy would be adversely affected.

In Ontario, Canada, a new feed-in tariff program was introduced in September 2009 and replaced the Renewable Energy Standard Offer Program (RESOP) as the primary subsidy program for future renewable energy projects. In order to participate in the Ontario feed-in tariff program, certain provisions relating to minimum required domestic content and land use restrictions for solar installations must be satisfied. The new domestic content and land restriction rules do not apply to our Sarnia solar project and the other projects governed by RESOP contracts that we acquired in connection with our acquisition of the solar power project development business of OptiSolar Inc. in April 2009. However, our Ontario projects in earlier stages of development that are not governed by RESOP contracts, as well as any potential new projects in Ontario, will be subject to such domestic content and land restriction rules. As these rules are currently written, we will be unable to fully satisfy such rules (in particular the domestic content requirement rules), thus projects incorporating our modules will not qualify for the Ontario feed-in tariff. In the event the Ontario domestic content and land use restriction rules are not sufficiently modified, our ability to participate in the Ontario feed-in tariff program for future projects will be substantially reduced and possibly completely eliminated, and thus our ability to pursue an expansion strategy in Ontario, Canada beyond our existing RESOP projects would be adversely affected.

    Emerging subsidy programs may require an extended period of time to attain effectiveness because the applicable permitting and grid connection processes associated with these programs can be lengthy and administratively burdensome.

In addition, if any of these statutes or regulations is found to be unconstitutional, or is reduced or discontinued for other reasons, sales prices and/or volumes of our solar systems in these countries could decline significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams.

Table of Content

Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could limit our growth or cause our net sales to decline and materially and adversely affect our business, financial condition and results of operations.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for end-users to finance the cost of a solar system and could reduce the demand for our solar system and/or lead to a reduction in the average selling price for photovoltaic systems.

Many of potential customers and our systems business depend on debt financing to fund the initial capital expenditure required to develop, build and purchase a solar system. As a result, an increase in interest rates or lending rates could make it difficult for our potential customers or our systems business to secure the financing necessary to develop, build, purchase or install a solar system on favorable terms, or at all, and thus lower demand for our solar system which could limit our growth or reduce our potential net sales. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to develop, build, purchase or install a solar system. In addition, we believe that a significant percentage of our end-users install solar systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates and/or lending rates could lower an investor’s return on investment in a solar system, increase equity return requirements or make alternative investments more attractive relative to solar systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of project debt financing or tax equity investments could reduce the number of solar projects that receive financing and thus lower demand for solar systems.
Risks Related to Regulations

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of photovoltaic products, which may significantly reduce demand for our solar modules.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. If these interconnection standby fees were applicable to solar systems, it is likely that they would increase the cost to our end-users of using solar systems which could make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by solar systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate for all times of the day, would require solar systems to achieve lower prices in order to compete with the price of electricity from other sources.

We anticipate that our solar systems and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar modules may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar modules.

Table of Content

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our operations involve the use, handling, generation, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, the cleanup of contaminated sites and occupational health and safety. We will incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs or other costs. While we believe we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations and financial condion.

Risks Related to our Operations, Manufacturing and Technology

We face intense competition from manufacturers of crystalline silicon solar modules, thin film solar modules and solar thermal and concentrated photovoltaic systems; if global supply exceeds global demand, it could lead to a reduction in the average selling price for photovoltaic modules.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. Within the global photovoltaic industry, we face competition from crystalline silicon solar module manufacturers, other thin film solar module manufacturers and companies developing solar thermal and concentrated photovoltaic technologies.

Even if demand for solar modules continues to grow, the rapid expansion plans of many solar cell and module manufacturers could create periods where supply exceeds demand. In addition, we believe the significant decrease in the cost of silicon feedstock will provide significant reductions in the manufacturing cost of crystalline silicon solar modules and lead to pricing pressure for solar modules and potentially the oversupply of solar modules.

During any such period, our competitors could decide to reduce their sales price in response to competition, even below their manufacturing cost, in order to generate sales. As a result, we may be unable to sell our solar systems at attractive prices, or for a profit, during any period of excess supply of solar systems, which would reduce our net sales and adversely affect our results of operations. Also, we may decide to lower our average selling price to certain customers in certain markets in response to competition.

Table of Content

If our estimates regarding the future cost of collecting and recycling our solar modules are incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and face a significant unplanned cash burden.

We pre-fund our estimated future obligation for collecting and recycling our solar modules based on the present value of the expected future cost of collecting and recycling the modules, which includes the cost of packaging the solar modules for transport, the cost of freight from the solar module’s installation site to a recycling center, the material, labor and capital costs of the recycling process and an estimated third-party profit margin and return on risk for collection and recycling. We base our estimate on our experience collecting and recycling solar modules that do not pass our quality control tests and solar modules returned under our warranty and on our expectations about future developments in recycling technologies and processes and economic conditions at the time the solar modules will be collected and recycled. If our estimates prove incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time we realize our estimates are incorrect or end-users return their solar modules, which could harm our operating results. In addition, our end-users can return their solar modules at any time. As a result, we could be required to collect and recycle our solar modules earlier than we expect and before recycling technologies and processes improve.

Our failure to further refine our technology and develop and introduce improved photovoltaic products could render our solar modules uncompetitive or obsolete and reduce our net sales and market share.

We will need to invest significant financial resources in research and development to continue to improve our module conversion efficiency and to otherwise keep pace with technological advances in the solar energy industry. However, research and development activities are inherently uncertain and we could encounter practical difficulties in commercializing our research results. We seek to continuously improve our products and processes, and the resulting changes carry potential risks in the form of delays, additional costs or other unintended contingencies. In addition, our significant expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing photovoltaic technologies, including copper indium gallium diselenide and amorphous silicon, which could produce solar modules that prove more cost-effective or have better performance than our solar modules. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent power production drawback of many renewable energy systems, or offers other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the levelized cost of electricity associated with such new system is higher than that of our systems. As a result, our solar modules may be rendered obsolete by the technological advances of our competitors, which could reduce our net sales and market share.

In addition, we often forward price our products and services (including through our Long-Term Supply Contracts and power purchase agreements) in anticipation of future cost reductions, and thus an inability to further refine our technology and execute our long-term cost reduction objectives could adversely affect our margins and operating results.

Our failure to protect our intellectual property rights may undermine our competitive position and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary processes, methods and other technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies. We rely primarily on patents, trademarks, trade secrets, copyrights and contractual restrictions to protect our intellectual property.  We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our associates and third parties to protect our intellectual property, such confidentiality agreements are limited in duration and could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or legal means. The failure of our patents or confidentiality agreements to protect our processes, equipment, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries, especially any developing countries into which we may expand our operations. In some countries we have not applied for patent, trademark or copyright protection.

Table of Content

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

Many of our key raw materials and components are either sole-sourced or sourced by a limited number of third-party suppliers and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.

Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing cost. Many of our key raw materials and components are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials and components as we implement our planned rapid expansion. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Raw materials and components from new suppliers may also be less suited for our technology and yield solar modules with lower conversion efficiencies, higher failure rates and higher rates of degradation than solar modules manufactured with the raw materials from our current suppliers. A constraint on our production may cause us to be unable to meet our obligations under our Long-Term Supply Contracts, which would have an adverse impact on our financial results.

Our future success depends on our ability to build new manufacturing plants and add production lines in a cost-effective manner, both of which are subject to risks and uncertainties.

Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. If we cannot do so, we may be unable to expand our business, decrease our cost per watt, maintain our competitive position, satisfy our contractual obligations or sustain profitability. Our ability to expand production capacity is subject to significant risks and uncertainties, including the following:

•	making changes to our production process that are not properly qualified or that may cause problems with the quality of our solar modules;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as our inability to secure successful contracts with equipment vendors;

•	our custom-built equipment taking longer and costing more to manufacture than expected and not operating as designed;

•	delays or denial of required approvals by relevant government authorities;

•	being unable to hire qualified staff;

•	failure to execute our expansion plans effectively; and

•	manufacturing concentration risk resulting from an expected 24 out of 34 announced production lines worldwide by the end of 2012 being located in one geographic area, Malaysia.

Table of Content

Some of our manufacturing equipment is customized and sole sourced. If our manufacturing equipment fails or if our equipment suppliers fail to perform under their contracts, we could experience production disruptions and be unable to satisfy our contractual requirements.

Some of our manufacturing equipment is customized to our production lines based on designs or specifications that we provide to the equipment manufacturer, which then undertakes a specialized process to manufacture the custom equipment. As a result, the equipment is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If any piece of equipment fails, production along the entire production line could be interrupted and we could be unable to produce enough solar modules to satisfy our contractual requirements under our Long-Term Supply Contracts. In addition, the failure of our equipment suppliers to supply equipment in a timely manner or on commercially reasonable terms could delay our expansion plans and otherwise disrupt our production schedule or increase our manufacturing costs, all of which would adversely impact our financial results.

We may be unable to manage the expansion of our operations effectively.

We expect to continue to expand our business in order to meet our contractual obligations, satisfy demand for our solar modules and maintain or increase market share. However, depending on the amount of additional contractual obligations we enter into and our ability to expand our manufacturing capabilities in accordance with our expectations, we might be unable to produce enough solar modules to satisfy our contractual requirements.

To manage the continued rapid expansion of our operations, we will be required to continue to improve our operational and financial systems, procedures and controls and expand, train and manage our growing associate base. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We operate outside the United States.  In the future, we expect to expand our operations into other countries in Europe, Asia and the Middle East and elsewhere; as a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

•	difficulty in enforcing agreements in foreign legal systems;

•
foreign countries may impose additional income and withholding taxes or otherwise tax our foreign operations, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•
fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the price of our solar modules and cost of raw materials, labor and equipment is denominated in a foreign currency;

•	inability to obtain, maintain or enforce intellectual property rights;

•	risk of nationalization of private enterprises;

Table of Content

•	changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives we are relying on;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•	opaque approval processes in which the lack of transparency may cause delays and increase the uncertainty of project approvals;

•	difficulty in staffing and managing widespread operations;

•	difficulty in repatriating earnings;

•	difficulty in negotiating a successful collective bargaining agreement in France or other jurisdictions;

•
trade barriers such as export requirements, tariffs, taxes, local content requirements and other restrictions and expenses, which could increase the price of our solar modules and make us less competitive in some countries; and

•	difficulty of and costs relating to compliance with the different commercial and legal requirements of the overseas countries in which we offer and sell our solar modules.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business.

Risks Related to Our Systems Business

Project development or construction activities may not be successful and projects under development may not receive required permits or construction may not commence as scheduled, which could increase our costs and impair our ability to recover our investments.

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. Success in developing a particular project is contingent upon, among other things:

•	negotiation of satisfactory engineering, procurement and construction agreements;

•	receipt of required governmental permits and approvals, including the right to interconnect to the electric grid;

•	payment of interconnection and other deposits (some of which are non-refundable);

•	obtaining construction financing; and

•	timely implementation and satisfactory completion of construction.

Table of Content
Successful completion of a particular project may be adversely affected by numerous factors, including:

•	delays in obtaining required governmental permits and approvals;

•	uncertainties relating to land costs for projects on land subject to Bureau of Land Management procedures;

•	unforeseen engineering problems;

•	construction delays and contractor performance shortfalls;

•	work stoppages;

•	cost over-runs

•	equipment and materials supply;

•	adverse weather conditions; and

•	environmental and geological conditions.

If we are unable to complete the development of a solar power facility, or fail to meet one or more agreed target construction milestone dates, we may be subject to liquidated damages and/or penalties under our agreements relating to the project, and we typically will not be able to recover our investment in the project.  If we are unable to complete the development of a solar power project, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized.

 We may enter into fixed price contracts in which we act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or delays in execution occur and we are unable to increase commensurately the sales price, we may not achieve our expected margins or we may be required to record a loss in the relevant fiscal period.

We may be unable to acquire or lease land and/or obtain the approvals, licenses and permits necessary to build and operate power plants in a timely and cost effective manner, and regulatory agencies, local communities or labor unions may delay, prevent or increase the cost of construction and operation of the plants we intend to build.

In order to construct and operate our plants, we need to acquire or lease land and obtain all necessary local, county, state and federal approvals, licenses and permits. We may be unable to acquire the land or lease interests needed, may not receive or retain the requisite approvals, permits and licenses or may encounter other problems which could delay or prevent us from successfully constructing and operating plants.

Many of our proposed plants are located on or require access through public lands administered by federal and state agencies pursuant to competitive public leasing and right-of-way procedures and processes. The authorization for the use, construction and operation of plants and associated transmission facilities on federal, state and private lands will also require the assessment and evaluation of mineral rights, private rights-of-way and other easements; environmental, agricultural, cultural, recreational and aesthetic impacts; and the likely mitigation of adverse impacts to these and other resources and uses. The inability to obtain the required permits and, potentially, excessive delay in obtaining such permits due, for example, to litigation, could prevent us from successfully constructing and operating plants and could result in a potential forfeiture of any deposit we have made with respect to a given project. Moreover, project approvals subject to project modifications and conditions, including mitigation requirements and costs, could affect the financial success of a given project.

Table of Content
In addition, local labor unions may increase the cost of, and/or lower the productivity of, project development in Canada and California.

In China our projects are subject to a number of government approvals, including the approval of a pre-feasibility and feasibility study. Individually, the pre-feasibility and feasibility study require many different government approvals at the national, provincial and local levels, and the approval process is discretionary and not fully transparent.

Lack of transmission capacity availability, potential upgrade costs to the transmission grid and other systems constraints could significantly impact our ability to build the plants and generate solar electricity power sales.

In order to deliver electricity from our solar plants to our customers, our projects need to connect to the transmission grid. The lack of available capacity on the transmission grid could substantially impact our projects and cause reductions in project size, delays in project implementation, increases in costs from transmission upgrades and potential forfeitures of any deposit we have made with respect to a given project. These transmission issues, as well as issues relating to the availability of large systems such as transformers and switch gear, could significantly impact our ability to build the plants and generate solar electricity sales.

Our systems business is largely dependent on us and third parties arranging financing from various sources, which may not be available or may only be available on unfavorable terms or in insufficient amounts.

The construction of our large utility-scale solar power projects under development by us is expected in many cases to require project financing, including non-recourse project debt financing in the bank loan market and institutional debt capital markets. Uncertainties exist as to whether our projects will be able to access the debt markets in a sufficient magnitude to finance their construction. If we are unable to arrange such financing or if it is only available on unfavorable terms, we may be unable to fully execute our systems business plan. In addition, we generally expect to sell our projects by raising project equity capital from tax oriented, strategic industry and other equity investors. Such equity sources may not be available or may only be available in insufficient amounts, in which case our ability to sell our projects may be delayed or limited and our business, financial condition or results of operations may be adversely affected.

In addition, for projects in which we provide EPC services but are not the project developer, our EPC activities are in many cases dependent on the ability of third parties to purchase our plant projects, which, in turn, is dependent on their ability to obtain financing for such purchases. Depending on prevailing conditions in the credit markets and other factors, such financing may not be available or may only be available on unfavorable terms or in insufficient amounts. If third parties are limited in their ability to access financing to support their purchase of the power plant projects from us, we may not realize the cash flows that we expect from such sales, and this could adversely affect our ability to invest in our business and/or generate revenue. See also the risk factor above entitled “An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for end-users to finance the cost of a solar system and could reduce the demand for our solar modules and/or lead to a reduction in the average selling price for photovoltaic modules.”

Developing solar power projects may require significant upfront investment prior to the signing of a power purchase agreement or an EPC contract, which could adversely affect our business and results of operations.

Our solar power project development cycles, which span the time between the identification of land and the commercial operation of a solar power plant project, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable) in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Our potential inability to enter into sales contracts with potential customers after making such upfront investments could adversely affect our business and results of operations.

Our liquidity may be adversely affected to the extent the project sale market weakens and we are unable to sell our solar projects on pricing, terms and timing commercially acceptable to us.

Table of Content

Other Risks

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We may acquire companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and associates from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with our associates, customers, partners, distributors or third party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development or legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings.

Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

Table of Content

Our future success depends on our ability to retain our key associates and to successfully integrate them into our management team.

We are dependent on the services of David Brown, our Chairman, and Edward T. Whelan, our Chief Executive Officer and other members of our senior management team. The loss of David Brown or Edward T. Whelan or any other member of our senior management team could have a material adverse effect on us. There is a risk that we will not be able to retain or replace these key associates. Several of our current key associates, including David Brown or Edward T. Whelan are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the associates to terminate their employment with us upon little or no notice and the enforceability of the non-competition provisions is uncertain.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the photovoltaic industry and thin film technology, are vital to our success. There is substantial competition for qualified technical personnel and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified associates, our business may be materially and adversely affected.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards or prohibit us from the manufacture and sale of our solar modules or the use of our technology.

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to photovoltaic technology patents involve complex scientific, legal and factual considerations and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, or pay ongoing royalties, require us to redesign our solar module, or subject us to injunctions prohibiting the manufacture and sale of our solar modules or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our solar modules until the resolution of such litigation.

Currency translation and transaction risk may negatively affect our net sales, cost of sales and gross margins and could result in exchange losses.

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. We expect a large percentage of our net sales to be outside the United States and denominated in foreign currencies in the future. In addition, our operating expenses for our plants located outside the U.S. will be denominated in the local currency. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our net sales and cost of sales and could result in exchange gains or losses.  In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency.  We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

We could also expand our business into emerging markets, many of which have an uncertain regulatory environment relating to currency policy. Conducting business in such emerging markets could cause our exposure to changes in exchange rates to increase.

Our ability to hedge foreign currency exposure is dependent on our credit profile with the banks that are willing and able to do business with us. Deterioration in our credit position or a significant tightening of the credit market conditions could limit our ability to hedge our foreign currency exposure; and therefore, result in exchange losses.

Table of Content

Unanticipated changes in our tax provisions, the adoption of a new U.S. tax legislation or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and the foreign jurisdictions in which we operate. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to potential tax examinations in these various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, loss of our Malaysian tax holiday, changes in the mix of earnings in countries with tax holidays or differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In addition, President Obama's administration has recently announced proposals for new U.S. tax legislation that, if adopted, could adversely affect our tax rate. Any of these changes could affect our results of operations.
We may invest in joint ventures, which add another layer of risk to our business.

We may acquire properties through joint ventures, which could subject us to certain risks, which may not otherwise be present, if we made the investments directly. These risks include:

• the potential that our joint venture partner may not perform;
• the joint venture partner may have economic or business interests or goals that are inconsistent with or adverse to our interests or goals;
• the joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies;
• the joint venture partner might become bankrupt or fail to fund its share of required capital contributions;
• we and the joint venture partner may not be able to agree on matters relating to the property; and
• we may become liable for the actions of our third-party joint venture partners.

Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent us from focusing our time and effort on the business of the joint venture.

ITEM 1B           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

Corporate Headquarters

The following properties are used in the operation of our business:

Our principal executive offices are located at 135 First Street, Keyport, New Jersey 07735, in the United States of America.   We pay no rent at this time.

ITEM 3.             LEGAL PROCEEDINGS

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwisw, during the fourth quarter of the year ended December 31, 2009.

Table of Content

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2009, there were approximately 50 shareholders of record of our common stock.  Our common stock currently is available for trading on the OTC:BB under the symbol “CGDA.”

       The following table sets forth the range of high and low bid prices of the Company’s common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.  The information set forth below was provided by NASDAQ Trading & Market Services.

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
High	$0.05	$0.02	$0.02	$0.02
Low	$0.05	$0.02	$0.02	$0.02

2008
High	$0.35	$0.35	$0.30	$0.11
Low	$0.35	$0.35	$0.30	$0.11

Transfer Agent

The Company’s transfer agent and registrar of the common stock is:

Old Monmouth Stock Transfer Company
200 Memorial Parkway
Atlantic Highlands, NJ 07716
Phone: (732) 872-2727

Table of Content
Warrants

The Company has no Warrants outstanding as of this date.

Options

The Company has no Stock Option Plan as of this date.

Penny Stock Considerations

Because our shares trade at less than $5.00 per share, they are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

o
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
o
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

o
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market.  These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.  Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Dividends

We do not anticipate paying dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

The Company has not sold during any shares during its current fiscal year ended December 31, 2009.  Information with respect to previously reported sales prior to January 1, 2009 may be found in the Company’s prior year filings.

ITEM 6.             SELECTED FINANCIAL DATA

    Not applicable to a smaller reporting company.

Table of Content

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

Liquidity and Capital Resources

    For the year ended December 31, 2009, the registrant had a net loss of $397,988 resulting from accrued expenses of $374,400 and accounts payable of $23,100, resulting in the registrant had net cash provided by operating activities of ($488) for the year ended December 31, 2009.

    For the year ended December 31, 2008, the registrant had a net loss of $380,063, resulting from accrued expenses of $374,400, and accounts payable of $5,663, resulting in net cash provided by operating activities of zero.  The registrant had no investing or financing activities for 2009 or 2008.

Results of Operations

    In 1991, the Company ceased doing business and has not engaged in any enterprises through 2009 until March 17, 2010.

    For the year ended December 31, 2009, the registrant had operating expenses of $397,988 resulting in a net loss of $397,988.  Operating expenses consisted of $397,988 accrued under employment contracts with the Company's CEO and COO, $14,400 in rent paid by the Company's CEO on behalf of the Company and $23,100 in professional fees.

    Comparatively, for the year ended December 31, 2008, the registrant had operating expenses of $380,063 resulting in a net loss of $380,063. Operating expenses consisted of $80,063 accrued under employment contracts with the Company's CEO and COO, $14,400 in rent paid by the Company's CEO on behalf of the Company and $5,663 in professional fees.

Going Concern and Management's Plans

   As indicated in the accompanying financial statements, the registrant incurred net losses of $(1,214,692) for the period January 15, 1988 (Inception) to December 31, 2009 and is considered a company in the development stage.  The registrant is seeking to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will be able to raise adequate additional capital in the equity markets.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

Table of Content

ITEM 8    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
______________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Deficit	F-5

Notes to Financial Statements	F-7

Table of Content

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energiz Renewable, Inc.
(formerly C&G DEC Capital, Inc.)

We have audited the accompanying balance sheets of Energiz Renewable, Inc. (formerly C&G DEC Capital, Inc.) (a Development Stage Company) (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2009 and the period January 15, 1988 (Inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energiz Renewable, Inc. (formerly C&G DEC Capital, Inc.) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 and the period January 15, 1988 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company has incurred cumulative losses of $1,214,692 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters are also described in Note C.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC
Middletown, NJ
April 13, 2010

Table of Content

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$-	$488
Total Current Assets	-	488

TOTAL ASSETS	$-	$488

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	53,663	30,563
Accrued expenses	1,030,200	655,800
Advances from shareholders	23,963	23,963
Total Current Liabilities	1,107,826	710,326

Total Liabilities	1,107,826	710,326

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 40,000,000 shares authorized, 12,272,300 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	1,228	1,228
Additional paid-in capital	105,638	105,638
Deficit accumulated during development stage	(1,214,692)	(816,704)
Total Stockholders’ Deficit	(1,107,826)	(709,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$488

See accompanying notes to financial statements.

Table of Content

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			January 15, 1988
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$20,000

OPERATING EXPENSES	397,988	380,063	1,234,692

LOSS BEFORE INCOME TAXES	(397,988)	(380,063)	(1,214,692)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(397,988)	$(380,063)	$(1,214,692)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING	12,272,300	12,272,300

See accompanying notes to financial statements.

Table of Content

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			January 15, 1988
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(397,988)	$(380,063)	$(1,214,692)
Adjustments to reconcile net loss to net cash
used in operating activities-
Stock based compensation	-	-	16,655
Changes in operating assets and liabilities
Accounts payable	23,100	5,663	53,663
Accrued expenses	374,400	374,400	1,030,200
Advances from shareholders	-	-	24,635
Net cash used in operating activities	(488)	-	(89,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common stock	-	-	89,539
Net cash provided by financing activities	-	-	89,539

Net increase (decrease) in cash	(488)	-	-

CASH AT BEGINNING OF YEAR	488	488	-

CASH AT END OF YEAR	$-	$488	$-

See accompanying notes to financial statements.

Table of Content

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

JANUARY 15, 1998 (INCEPTION) TO DECEMBER 31, 2009

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
January 15, 1988 (Inception)	-	$-	$-	$	$-
Sale of stock, April 1988	90,000	9	32,930	-	32,939
Net loss- 1988	-	-	-	(2,550)	(2,550)
Balance, December 31, 1988	90,000	9	32,930	(2,550)	30,389

Capital contribution	-	-	2,600	-	2,600
Net loss- 1989	-	-	-	(19,243)	(19,243)
Balance, December 31, 1989	90,000	9	35,530	(21,793)	13,746

Sale of stock, November 26, 1990	16,300	2	53,798	-	53,800
Net loss- 1990	-	-	-	-	-
Balance, December 31, 1990	106,300	11	89,328	(21,793)	67,546

Net loss- 1991	-	-	-	(67,546)	(67,546)
Balance, December 31, 1991	106,300	11	89,328	(89,339)	-

Stock adjustment	400,000	40	(40)	-	-
Net loss- 1992 to 1999	-	-	-	-	-
Balance, December 31, 1998	506,300	51	89,288	(89,339)	-

Stock issued for services, July 2000	2,000,000	200	-	-	200
Net loss- 2000	-	-	-	(200)	(200)
Balance, December 31, 2000	2,506,300	251	89,288	(89,539)	-
					-
Net loss- 2001 to 2006	-	-	-	-	-
Balance, December 31, 2006	2,506,300	$251	$89,288	$(89,539)	$-

See accompanying notes to financial statements.

Table of Content

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)

JANUARY 15, 1998 (INCEPTION) TO DECEMBER 31, 2009

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2006	2,506,300	251	89,288	(89,539)	-

Shares issued to management and directors
at par, March 22, 2007	6,716,000	672	-	-	672

Shares issued to management and directors
at par, April 11, 2007	1,500,000	150	-	-	150

Shares issued to director at par, June 14, 2007	50,000	5	-	-	5

Shares issued to management and directors
at par, December 20, 2007	1,500,000	150	16,350	-	16,500

Net loss for the year ended December 31, 2007	-	-	-	(347,102)	(347,102)

Balance, December 31, 2007	12,272,300	1,228	105,638	(436,641)	(329,775)

Net loss for the year ended December 31, 2008				(380,063)	(380,063)

Balance, December 31, 2008	12,272,300	1,228	105,638	(816,704)	(709,838)

Net loss for the year ended December 31, 2009				(397,988)	(397,988)

Balance, December 31, 2009	12,272,300	1,228	105,638	(1,214,692)	(1,107,826)

See accompanying notes to financial statements.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE A- NATURE OF BUSINESS:

Energiz Renewable, Inc. (formerly C&G DEC Capital, Inc.), the "Company", is a Florida corporation which became public when it's Registration Statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

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

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable for a Developmental Stage Company, as defined by the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 915, and are expressed in U.S. dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity or three months or less at the date of purchase to be cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, using the asset and liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A full valuation allowance has been established by the Company on its loss carry forwards which came about prior to the Company ceasing operations in 1991.

Earnings Per Share

The Company computes per share amounts in accordance with FASB ASC 260, Earnings per Share.  FASB ASC 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

equivalents outstanding during the period.  There were no common stock equivalents outstanding at December 31, 2009 or 2008.

Stock based compensation

The Company accounts for share-based compensation under the provisions of FASB ASC 718, Compensation — Stock Compensation, which requires the Company to measure and recognize compensation expense for all share-based payments at fair value.

Recent Accounting Pronouncements

In July 2009, the FASB) issued Statement of Financial Accounting Standards (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standard Codification (“ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Effective July 2009, the FASB ASC is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Company adopted SFAS 168, as codified in ASC 105, Generally Accepted Accounting Principles, as of September 30, 2009.  All accounting references within this Annual Report on Form 10-K have been updated and, therefore, previous references to GAAP have been replaced with references to GAAP as codified in the ASC.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and the Company therefore removed the disclosure in this Annual Report.

Table of Content

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE C- GOING CONCERN:

As indicated in the accompanying financial statements, the Company has incurred net losses of $1,214,692 for the period January 15, 1988 (Inception) to December 31, 2009 and is considered a company in the development stage.  The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D- STOCKHOLDERS' DEFICIT:

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

On December 20, 2007, the Company approved the issuance of 1,500,000 shares of stock for par value to officers and directors since they had not been paid for services performed.  The shares were valued at par value of $0.0001 or $150.00.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

NOTE E - COMMITMENTS AND CONTINGENCIES

On March 17, 2007, the Company entered a one year lease with monthly rental payments of $1,200.  Lease payments of $14,400 and $14,400 have been made by an officer of the Company on the Company's behalf for the years ended December 31, 2009 and 2008, respectively.  The obligation to the officer has been included in accrued expenses.  The Company currently operates on a month to month basis under this lease.

In relation to employment agreements, the following are the future commitments:

Year             Amount

2010               90,000
                    $ 90,000

NOTE F - INCOME TAXES

The Company follows FASB ASC 740, Income Taxes and recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2009, these differences resulted in a deferred tax asset of approximately $ 276,000.  FASB ASC 740 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2009.

The Company's net operating loss carry forwards amounted to approximately $1,121,000 at December 31, 2009 and will expire between 2015 and 2024.

NOTE G- SUBSEQUENT EVENTS

On February 4, 2010 at a meeting of the Board of Directors, Richard H. Tanenbaum, Theodore Urban and George Jochum resigned from the Company's Board of Directors.  At the same meeting David Brown, Chairman of Environmental Energy Enterprises, Ltd. was elected to the Board of Directors.

On February 22, 2010 at a meeting of the Board of Directors, David Brown was elected Chairman of the Board of Directors and appointed Secretary, Edward Whelan was appointed Chief Executive Officer, President and Chief Financial Officer of the Company.  The Board of Directors also resolved to change the name of the Company from C&G DEC Capital, Inc. to Energiz Renewable, Inc.  On February 24, 2010, the Company amended its Articles of Incorporation with the State of Florida to reflect this change in name.

On March 17, 2010, shareholders of the Company that owned 11,658,300 shares out of a total of 12,272,300 issued and outstanding common shares of the Company, entered into an agreement to sell to various new shareholders an aggregate of 10,492,470 of their common shares of the Company for an aggregate price of $300,000.00 with closing to take place on or before July 18, 2010.  Under said agreement, David Brown, the Company’s Chairman of the Board would own 8,789,400 of said shares and therefore a change of control of the Company would take place at that time.

On April 12, 2010, the Company received $100,000 advance from an investor to be paid back on or before October 15, 2010.

Table of Content
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

All decisions to change accountants were approved by our Board of Directors.

There have been no disagreements between the Company and Meyler & Company, LLC (“MC”) in connection with any services provided to us by each of them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant’s report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, MC did not advise the Company with regard to any of the following:

1.            That internal controls necessary to develop reliable financial statements did not exist; or

2.    That information has come to their attention, which made them unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management; or

3.     That the scope of the audit should be expanded significantly, or information has come to the accountant’s attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant’s satisfaction prior to its resignation or dismissal.  During the most recent two fiscal years and during any subsequent interim periods preceding the date of each engagement, we have not consulted MC regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of December 31, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate or be circumvented.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria established in Internal Controls-Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A (T)    CONTROLS AND PROCEDURES

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B          OTHER INFORMATION

None.

Table of Content

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company and its subsidiaries, as of December 31, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of the Board of Directors.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2009.  The Board of Directors of the Company is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	With Company Since	Director/Position
David Brown	69	02/2010	Chairman of the Board, and Director

Richard H. Tanenbaum	61	01/2006 to 2/2010	former President and Director

Edward T. Whelan	58	04/2007	Chief Ececutive Officer, Chief Financial Officer and Director

George Jochum	76	04/2007 to 2/2010	former Director

Theodore W. Urban	59	04/2007 to 2/2010	former Director

William N. Walling, Jr.	73	04/2007	Director

THE OFFICERS AND DIRECTORS OF THE COMPANY ARE SET FORTH BELOW.

DAVID BROWN – Chairman of the Board from February 10, 2010 to Present.  Mr. Brown is the Founding Partner of Euro Partners, a corporate finance and investment banking boutique with activities ranging from seed and mezzanine funding for early stage companies to private placements and flotation. He has successfully taken 4 companies public over the last 15 years. With over 30 years of experience in venture capital and investment banking in both the US and Europe, David is a seasoned financier and business builder. He has held a number of senior executive posts at major corporations, having served as CEO of Capezio (later to become US Shoe Corporation) and Director of Corporate Development for International Industries, a major NYSE company. He has served on the boards of numerous private and public companies, and as an international trade commissioner in a developing country.  Mr. Brown brings a variety of assets to the company, including his ability to structure and negotiate complex transactions with multiple stakeholders and his considerable network of fundraising contacts. David serves as the Chairman of EIG Renewable Energy Company, a company with a 42% holding in an Israeli solar company, as well as a portfolio of 660MW of wind energy in Poland.  his latest initiative is the founding of Environmental Energy Enterprises (ERI), a private initiative in the field of renewable energy, specifically targeting the Balkans.

RICHARD H. TANENBAUM. - Director and President from January 1, 2006 to February 12, 2010.  Mr. Tanenbaum received a Bachelor of Science degree from Bradley University in 1969 and a Juris Doctorate degree from the Columbia Law School of the Catholic University of America in 1974, where he was Managing Editor of the Law Review.  He has practiced law in Washington, D.C. and Bethesda, MD since 1974, having worked with the White House Executive Office of the President, an international law firm (Jones, Day, Revis & Pogue), local law firm (Lerch, Early & Brewer), and since 1984 in his own entrepreneurial sole practice, with an emphasis on contract negotiations, the purchase and sale of businesses, loan and real estate acquisitions, hospital development and management and related tax matters.  He was a founder of Military Resale Group, Inc. in October 1997, as a former Director and General Counsel and assumed the same positions after the Reverse Acquisition in November 2001.  He also is founder, Chairman and General Counsel of American Masterworks Development Company.  In the past, Mr. Tanenbaum has started, operated and managed many diverse businesses and served as a member of the Board of Directors of numerous companies.  He also is active in local civic affairs, having served as Chairman of the local Citizens Advisory Board, co-founder and officer of Bethesda Urban Partnership, a downtown management corporation, director of the Chamber of Commerce, Rotary Club member/officer, founder and chairman of mentoring program for needy children and coach of children's baseball and basketball teams for many years.

Table of Content
EDWARD T. WHELAN. - Director from April 1, 2007 to Present.  Chief Executive Officer and Chief Financial Officer from February 12, 2010 to Present.  Served as Chief Operating Officer from April 1, 2007 to February 12, 2010.  Mr. Whelan served as Chairman and Chief Executive Officer of Military Resale Group, Inc.  He negotiated and financed the acquisition of a private company with revenue of $750,000, completed a reverse merger into a publicly traded shell, with a twelve-fold growth rate of which revenues increased to just under $10 million.  From April 1998 until October 2003, Mr. Whelan served as the President and a principal stockholder of Xcel Associates, Inc., a company engaged in providing financial consulting to small and medium-sized companies, and to high net worth individuals.  From 1989 to December 2001, Mr. Whelan served as President and a principal shareholder of Shannon Investments, Inc., a consulting firm to small and medium-sized companies.  From 1984 to 1989 Mr. Whelan was a co-founder of Physicians Pharmaceutical Services, Inc. a publicly traded company that made the Inc. Magazine's fastest growing companies in America list.  From 1968 to 1971, Mr. Whelan attended St. Peters College in Jersey City, New Jersey, where he majored in Economics.

GEORGE JOCHUM – Director from April 11, 2007 to February 12, 2010.  Mr. Jochum served as Chairman of the Board, President and CEO of MAMSI, a holding Company for MD-IPA, OCI, Alliance, MAPSI & MD-IPA Common.  When Mr. Jochum joined MAMSI and its predecessor companies in 1987, the company was very close to bankruptcy, with 120 employees.  During the next five years MAMSI increased income from a loss in 1986 to an income of over $15,000,000.  Under Mr. Jochum MAMSI increased the number of employees to over 2,000, the revenues to over $1,000,000,000, the doctor network to over 30,000 and the hospitals network to over 350.  During this period, the number of insured companies grew from 100 to 1,700.  MAMSI provided health insurance to 1,700,000 individuals in 1998.  Upon retiring from MAMSI, Mr. Jochum assisted numerous other small developing companies.  He became CEO of Zone Labs and worked with that company from 2002 to 2006.  Under Mr. Jochum's guidance, Zone Labs became profitable within 10 months. When Mr. Jochum retired from Zone Labs after 4 years, Zone Labs had retained earnings of over a million dollars and an annual profit of approximately $1,200,000 on revenues of $14,000,000.

THEODORE W. URBAN - Director from April 11, 2007 to February 12, 2010.  Mr. Urban graduated from Cornell University in 1971 with a B.S. in Electrical Engineering.  He received his J.D. in 1974 from the Columbus School of Law at Catholic University, where he served as an Editor of the Law Review.  Mr. Urban served as General Counsel to Ferris, Baker Watts, Inc. and its predecessor, Ferris & Company, Inc. since 1984 until his retirement in March, 2007.  He was an Executive Vice President of the Firm, and served as a member of its Board of Directors since 1985.  He also was a member of the Firm's Executive Committee and the Investment Screening Committee, and served as Trustee of the Firm's Employee Stock Ownership Plan and its 401K Employee Savings Plan.  Mr. Urban also was Chairman of the Board of TCA TrustCorp America, a trust company affiliate of Ferris, Baker Watts, Inc. Prior to joining Ferris, Mr. Urban was Deputy Director of the Commodity Futures Trading Commission's Division of Trading and Markets and served as the Commission's Liaison to the National Futures Association.  He previously had served as an Assistant Director of the Securities and Exchange Commission's Division of Market Regulation, with responsibility for the Division's oversight of both exchange and NASD self-regulatory practices.  Mr. Urban serves on the Board of Directors of the Maryland Chamber of Commerce and as Vice Chairman of the Board of Investment Trustees for the Montgomery County Public Schools' Employees Pension and Retirement System.  He has participated in the Montgomery County Corporate Partnership for Managerial Excellence, Montgomery SUCCESS, and Leadership Maryland (1996).  Mr. Urban currently serves as a member of the District of Columbia's Securities Advisory Committee and has served as a member of the NASDR's National Adjudicatory Council, on the NASD's District Committee for District 9 (as Chairman in 1997).  He has served on a number of other securities industry committees and periodically serves as an arbitrator for the NYSE, NASD and NFA.

WILLIAM N. WALLING, JR.  – Director from April 11, 2007 to Present.  Mr. William N. Walling, Jr. received a Bachelor of Arts degree in economics (honors) from Michigan State University in 1957.  Mr. Walling earned a M.B.A. in corporate finance (honors) from New York University in 1962 and became a Chartered Financial Analyst in 1964.  Since January 2002, Mr. Walling has been self-employed as a securities analyst.  In February and March 2003, Mr. Walling was also employed as a transaction analyst for a broker/dealer.

Our bylaws currently provide for a board of directors comprised of such number as is determined by the Board.

Table of Content

Family Relationships

None.

Board Committees

We currently have no compensation committee, audit committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in all discussions concerning the company.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2008 all required forms have been filed as of the date of filing of this Form 10K.

ITEM 11.          EXECUTIVE COMPENSATION

See “Executive Officers of the Registrant” in Part I of this report for information regarding the executive officers of the company, which is incorporated by reference in this section.

The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended December 31, 2008.

Name / Position	Year	Salary	Bonus	Stock	Other	Total
Richard H. Tanenbaum
Director and President	2009	$180,000	$0	0	$0	$180,000
	2008	180,000	0	0	0	180,000
	2007	145,000		0		145,000
Edward T. Whelan
Director, Chief Executive Officer and Chief Financial Officer	2009	$180,000	$0	0	$0	$180,000
	2008	180,000	0	0	0	180,000
	2007	145,000		0		145,000

Table of Content
Compensation Agreements

    The Company entered into employment agreements with Messr. Tanenbaum and Whelan.  The agreements have a term of three years beginning in April 1, 2007.  There is an automatic renewal for two successive three year periods.  Each officer shall receive an annual income of $180,000 with a bonus of three percent of operating cash flows.

    No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. During the year ended December 31, 2008, all corporate actions were conducted by unanimous written consent of the Board of Directors.

Stock Option Plan

The Company has no Stock Option Plan as of this date.

Warrants

The Company has no Warrants outstanding as of this date.

Indemnification

Under the Company’s Articles of Incorporation and its Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a matter he reasonably believed to be in the Company’s best interest.  The Company may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Delaware law, the Company is informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2009, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Table of Content

On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom (House # 5094072) represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Company as agent for various shareholders of the Company that own a total of 11,658,300 common shares out of a total of 12,272,300 issued and outstanding common shares of the Company.  Under said Agreement, the Buyers agreed to purchase an aggregate of 10,492,470 common shares of the Company from the Sellers for an aggregate price of $300,000 to be paid to the Sellers on or before July 18, 2010 at the office of the Company.   As a consequence of this Agreement, David Brown may when closed, own or control a total of 8,789,400 common shares of the Company, which constitutes 71.6% of the total outstanding shares as April 13, 2010.
Security Ownership of Beneficial Owners (1):

Title of Class	Name	Shares	Percent (1)
Common Stock	RBD Trust (2)	3,650,000	29.74%

	Grace Holding (3)	1,550,000	12.63%

	Atlantic Investment Trust (4)	1,250,000	10.19%

		6.450,000	52.56%

(1)           Based on 12,272,300 common shares outstanding as of April 13, 2009.

Security Ownership of Management:

Title of Class	Name	Shares	Percent (1)

Common Stock	Richard H. Tanenbaum (2)	3,600,000	29.74%

	Edward T. Whelan (5)	2,800,000	22.82%

	Theodore W. Urban (6)	400,000	3.26%

	George Jochum (7)	275,000	2.24%

	William Walling (8)	50,000	0.41%

All Directors and Executive Officers as a group (5 persons)		7,125,000	58.06%

(1)               Based on 12,272,500 common shares outstanding as of April 13, 2009.

(2)
Family trust for benefit of Richard H. Tanenbaum and his two sons.  On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Company as agent for various shareholders of the Company that own a total of 11,658,300 common shares out of a total of 12,272,300 issued and outstanding common shares of the Company.  Under said Agreement, the Buyers agreed tp purchase an aggregate of 10,492,470 common shares of the Company from the Sellers for an aggregate price of $300,000 to be paid to the Sellers on or before July 18, 2010 at the office of the Company, 3,285,000 of these shares are being sold as part of this Stock Purchase Agreement.

Table of Content
(3)
Corporation owned by Atlantic Investment Trust. On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Company as agent for various shareholders of the Company that own a total of 11,658,300 common shares out of a total of 12,272,300 issued and outstanding common shares of the Company.  Under said Agreement, the Buyers agreed tp purchase an aggregate of 10,492,470 common shares of the Company from the Sellers for an aggregate price of $300,000 to be paid to the Sellers on or before July 18, 2010 at the office of the Company, 1,395,000 of these shares are being sold as part of this Stock Purchase Agreement.

(4)
Trust for benefit of children and granchildren of Edward T. Whelan.  On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Company as agent for various shareholders of the Company that own a total of 11,658,300 common shares out of a total of 12,272,300 issued and outstanding common shares of the Company.  Under said Agreement, the Buyers agreed tp purchase an aggregate of 10,492,470 common shares of the Company from the Sellers for an aggregate price of $300,000 to be paid to the Sellers on or before July 18, 2010 at the office of the Company, 1,125,000 of these shares are being sold as part of this Stock Purchase Agreement.

(5)
Trust for benefit of children and granchildren of Edward T. Whelan.  On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Company as agent for various shareholders of the Company that own a total of 11,658,300 common shares out of a total of 12,272,300 issued and outstanding common shares of the Company.  Under said Agreement, the Buyers agreed tp purchase an aggregate of 10,492,470 common shares of the Company from the Sellers for an aggregate price of $300,000 to be paid to the Sellers on or before July 18, 2010 at the office of the Company,  2,250,000 of these shares are being sold as part of this Stock Purchase Agreement.

(6)
On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Company as agent for various shareholders of the Company that own a total of 11,658,300 common shares out of a total of 12,272,300 issued and outstanding common shares of the Company.  Under said Agreement, the Buyers agreed tp purchase an aggregate of 10,492,470 common shares of the Company from the Sellers for an aggregate price of $300,000 to be paid to the Sellers on or before July 18, 2010 at the office of the Company, 360,000 of these shares are being sold as part of this Stock Purchase Agreement.

(7)
On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Company as agent for various shareholders of the Company that own a total of 11,658,300 common shares out of a total of 12,272,300 issued and outstanding common shares of the Company.  Under said Agreement, the Buyers agreed tp purchase an aggregate of 10,492,470 common shares of the Company from the Sellers for an aggregate price of $300,000 to be paid to the Sellers on or before July 18, 2010 at the office of the Company, 247,500 of these shares are being sold as part of this Stock Purchase Agreement.

(8)
On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Company as agent for various shareholders of the Company that own a total of 11,658,300 common shares out of a total of 12,272,300 issued and outstanding common shares of the Company.  Under said Agreement, the Buyers agreed tp purchase an aggregate of 10,492,470 common shares of the Company from the Sellers for an aggregate price of $300,000 to be paid to the Sellers on or before July 18, 2010 at the office of the Company, 45,000 of these shares are being sold as part of this Stock Purchase Agreement.

Changes in Control

On Wednesday, March 17, 2010 a Stock Purchase Agreement was entered into by and between Environmental Energy Enterprises Limited an entity registered in the United Kingdom (House # 5094072) represented by its President David Brown, the Chairman of the Board of the Registrant as agent for various buyers and Edward T. Whelan, the CEO, CFO and Director of the the Company as agent for various shareholders of the Company that own a total of 11,658,300 common shares out of a total of 12,272,300 issued and outstanding common shares of the Company.  Under said Agreement, the Buyers agreed to purchase an aggregate of 10,492,470 common shares of the Company from the Sellers for an aggregate price of $300,000 to be paid to the Sellers on or before July 18, 2010 at the office of the Company.   As a consequence of this Agreement, David Brown may when closed, own or control a total of 8,789,400 common shares of the Company, which constitutes 71.6% of the total outstanding shares as April 13, 2010.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our management is involved in other business activities and may, in the future become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

At the current time, there are no related party transactions.

Table of Content
ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors' Fees

Aggregate fees for professional services rendered to the Company by Meyler & Company LLC as of, and for, the years ended December 31, 2009 and 2008 were as follows:

Type of Services	2009	2008
Audit Fees(1)	$10,000	$5,663
Audit Related Fees(2)
Tax Fees(3)
All Other Fees(4)

Total	$10,000	$5,663

(1)   Audit Fees. These fees include services performed by Meyler & Company LLC in connection with the audit of our annual financial statements included in our annual filing on Form 10-K; the review of our interim financial statements as included in our quarterly reports on Form 10-Q; the audit of our internal controls over financial reporting; the attestation of management's report on the effectiveness of internal controls over financial reporting; and services that are normally provided by Meyler & Company LLC in connection with statutory and regulatory filings or engagements. (2)Audit-Related Fees. These fees are for services provided by Meyler & Company LLC such as accounting consultations, plan audits, and any other audit and attestation services not required by applicable law. (3)Tax Fees. These fees include all services performed by Meyler & Company LLC for non-audit related tax advice, planning and compliance services. (4)All Other Fees.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, and tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The Board of Directors may also pre-approve particular services on a case-by-case basis.

Table of Content
PART IV

ITEM 15.             EXHIBITS AND REPORTS ON FORM 8-K

1.    Financial Statements

    The financial statements along with the report from Meyler & Company LLC dated April 13, 2010, appear in Part II, Item 8.

2.            Financial Statement Schedules

              The financial statement Schedules along with the report from Meyler & Company LLC dated April 13, 2010, appear in Part II, Item 8.

                3.            Exhibits

              Exhibit No.                 Document Description

3.1
Certificate of Incorporation of Sun Reporter, Inc. as filed with the Florida Secretary of State on January 14, 1988, incorporated by reference to the Company’s Registration Statement on Form 10SB12G filed with the Securities and Exchange Commission on Septermber 8, 1999.

3.2	Amended Certificate of Incorporation of Sun Reporter, Inc. to change name to DEC Capital, Inc. as filed with the Florida Secretary of State on April 6, 2007

3.3	Amended Certificate of Incorporation of DEC Capitlal, Inc. to change name to C&G Dec Capital, Inc. as filed with the Florida Secretary of State on June 22, 2007

3.4
Amended Certificate of Incorporation of C&D DEC Capital, Inc. to change name to Energiz Renewable, Inc. as filed with the Florida Secretary of State on February 24, 2010, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2010.

3.5	By Laws, incorporated by reference to the Company’s Registration Statement on Form 10SB12G filed with the Securities and Exchange Commission on Septermber 8, 1999.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chirf Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Table of Content

4.       Reports on Form 8-K:

                                                None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ENERGIZ RENEWABLE, INC.
(Registrant)

Date: April 13, 2010	By: /s/ EDWARD T. WHELAN
Edward T. Whelan
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/David Brown	David Brown	Chairman of the Board	April 13, 2010

/s/Edward T. Whelan	Edward T. Whelan	Chief Executive Officer, Chief Financial officer & Director	April 13, 2010

/s/William Walling	William Walling	Director	April 13, 2010