Form 10-Q
period 2010-03-31
C&G DEC CAPITAL, INC
filed 2010-05-14
CIK 859313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

As of May 14, 2010, there were 12,272,300 shares of common stock of the registrant issued and outstanding.

ENERGIZ RENEWABLE, INC.

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2009 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1           FINANCIAL STATEMENTS

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010
CONTENTS
______________________________________________________________________________________

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	Page 5

Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period January 15, 1988 (inception) to March 31, 2010 (Unaudited)	6

Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period January 15, 1988 (inception) to March 31, 2010 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,525	$-
Total Current Assets	2,525	-

Total Assets	$2,525	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	45,163	53,663
Accrued expenses	1,093,200	1,030,200
Notes payable	25,000	-
Advances from shareholders	23,963	23,963
Total Current Liabilities	1,187,326	1,107,826

Total Liabilities	1,187,326	1,107,826

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value,
40,000,000 shares authorized, 12,272,300 and
12,272,300 shares issued and outstanding
at March 31, 2010 and December 31, 2009	1,228	1,228
Additional paid-in capital	105,638	105,638
Deficit accumulated during development stage	(1,291,667)	(1,214,692)
Total Stockholders’ Deficit	(1,184,801)	(1,107,826)

Total Liabilities and Stockholders’ Deficit	$2,525	$-

  The accompanying notes to consolidated financial statements are an integral part of these statements.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

			For the Period
			January 15, 1988
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010

REVENUES	$-	$-	$20,000

OPERATING EXPENSES	76,975	93,600	1,311,667

LOSS BEFORE INCOME TAXES	(76,975)	(93,600)	(1,291,667)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(76,975)	$(93,600)	$(1,291,667)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	12,272,300	12,272,300

The accompanying notes to consolidated financial statements are an integral part of these statements.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
			January 15, 1988
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,975)	$(93,600)	$(1,291,667)
Adjustments to reconcile net loss to net cash
used in operating activities-
Stock based compensation	-	-	16,655
Changes in operating assets and liabilities
Accounts payable	(8,500)	-	45,163
Accrued expenses	63,000	93,600	1,093,200
Advances from shareholders	-	-	24,635
Net cash used in operating activities	(22,475)	-	(112,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	25,000	-	25,000
Net Proceeds from issuance of common stock	-	-	89,539
Net cash provided by financing activities	25,000	-	114,539

Net increase in cash	2,525	-	2,525

CASH AT BEGINNING OF PERIOD	-	488	-

CASH AT END OF PERIOD	$2,525	$488	$2,525

The accompanying notes to cosolidated financial statements are an integral part of these statements.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Energiz Renewable, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2009.

NOTE B- NATURE OF BUSINESS:
---------------------------
Energiz Renewable, Inc., formerly C&G DEC Capital, Inc. is a Florida corporation that became public when its registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

The company was called at that time Sun Reporter, Inc. and was engaged in the publication of a local newspaper business. In 1991, the Company ceased doing business and has not engaged in any enterprises until March 17, 2010 when an agreement to sell a majority of the outstanding shares of the Company was executed and the Company changed its name to its current name Energiz Renewable, Inc.  The Company’s intends to become an international vertically integrated renewable energy company.

NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $1,291,667 for the period January 15, 1988 (Inception) to March 31, 2009 and is considered a company in the development stage.  The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D- CHANGE IN MANAGEMENT/ CHANGE IN NAME
----------------------

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

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE E- CHANGE IN CONTROL
----------------------

On March 17, 2010, shareholders of the Company that owned 11,658,300 shares out of a total of 12,272,300 issued and outstanding common shares of the Company, entered into an agreement to sell to various new shareholders an aggregate of 10,492,470 of their common shares of the Company for an aggregate price of $300,000 with closing to take place on or before July 18, 2010.  Under said agreement, David Brown, the Company’s Chairman of the Board would own 8,789,400 of said shares and therefore a change of control of the Company would take place at that time.

On May 10, 2010 a Stock Purchase Agreement Addendum was executed to the above Stock Purchase Agreement to clarify that Edward T. Whelan and Richard H. Tanenbaum shall forgive any debt owed by the Company as of December 31, 2009, so that the Buyer has no further liability to either for any obligations incurred by the Company arising prior to January 1, 2010.  The only obligations remaining shall be for accounting and legal services and for services rendered by Edward T. Whelan and/or Richard H. Tanenbaum to the Company after December 31, 2009.

NOTE F- SUBSEQUENT EVENTS
----------------------

On April 12, 2010, the Company received $100,000 advance from an investor to be paid back on or before October 15, 2010.

On April 21, 2010 the Board of Directors met and approved an amendment to the Articles of Incorporation of the Company to increase its authorized $0.0001 par value common shares from 40,000,000 to 100,000,000.

On April 26, 2010 the Articles of Amendment to Articles of Incorporation of Energiz Renewable, Inc. was filed with the Florida Secretary of State.

On May 6, 2010 at a Board of Directors meeting, the Company agreed to having the Agency Agreement dated October 6, 2009 between Energiz International, Inc. and Environmental Energy Enterprise Ltd., including the signed addendum to said Agency Agreement entered into on May 5, 2010, extending the Agreement to November 30, 2010, to be assigned to the Company for 3,000,000 newly issued common shares of the Company to be issued to Environmental Energy Enterprise Ltd.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

Liquidity and Capital Resources

    For the three months ended March 31, 2010, the registrant had a net loss of $76,975 resulting from an increase in accrued expenses of $63,000 and a decrease in accounts payable of $8,500, resulting in the registrant having net cash used in operating activities of ($22,475) for the three months ended March 31, 2010.

    For the three months ended March 31, 2009, the registrant had a net loss of $93,600, resulting from accrued expenses of $93,600, resulting in the registrant had net cash used in operating activities of ($0) for the three months ended March 31, 2009.  The registrant had no investing activities for the three months ended March 31, 2010 and March 31, 2009.

    For the three months ended March 31, 2010, the resgistrant had an increase in cash flows from financing activities of $25,000 resulting from the proceeds from a notes payable.  The registrant had no financing activities for the three months ended March 31, 2009.

Results of Operations

    In 1991, the Company ceased doing business and has not engaged in any enterprises through 2009 until March 17, 2010.

    For the three months ended March 31, 2010, the registrant had operating expenses of $76,975 resulting in a net loss of $76,975.  Operating expenses consisted of $63,000 accrued under employment contracts with the Company's CEO and COO and $13,975 in other expenses.

    Comparatively, for the three months ended March 31, 2009, the registrant had operating expenses of $93,600 resulting in a net loss of $93,600. Operating expenses consisted of $93,600 accrued under employment contracts with the Company's CEO and COO.

Going Concern and Management's Plans

   As indicated in the accompanying financial statements, the registrant incurred net losses of $(1,291,667) for the period January 15, 1988 (Inception) to March 31, 2010 and is considered a company in the development stage.  The registrant is seeking to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will be able to raise adequate additional capital in the equity markets.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of March 31, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of March 31, 2010.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T    CONTROLS AND PROCEDURES

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

PART II

ITEM 1.             LEGAL PROCEEDINGS

     None.

ITEM 1A            RISK FACTORS

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended March 31, 2010.  Information with respect to previously reported sales prior to December 31, 2009 may be found in the Company’s prior filings.

ITEM 3     DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the year ended March 31, 2010.

ITEM 5    OTHER INFORMATION

None.

ITEM 6             EXHIBITS

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

3.5
Amended Certificate of Incorporation of Energiz Renewable Inc. to increase the authorized shares to 100,000,000 Common Shares as filed with the Florida Secretary of State on April 26, 2010, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2010.

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

 Reports on Form 8-K:

       Form 8K filed on February 12, 2010 re: Item 5.02  Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

       Form 8K filed on March 17, 2010 re: Item 5.03  Amendments to Articles of Incorporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ENERGIZ RENEWABLE, INC..
(Registrant)

Date: May 14, 2010	By: /s/ EDWARD T. WHELAN
Edward T. Whelan
Chief Executive Officer and
Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Edward T. Whelan	Edward T. Whelan	CEO, CFO & Director	May 14, 2010

/s/David Brown	David Brown	Secretary & Chairman of the Board	May 14, 2010

/s/William Walling	William Walling	Director	May 14, 2010