Form 10-Q
period 2010-06-30
C&G DEC CAPITAL, INC
filed 2010-08-16
CIK 859313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

As of August 16, 2010 there were 29,262,300 shares of common stock of the registrant issued and outstanding.

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

PART I

ITEM 1           FINANCIAL STATEMENTS

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2010
CONTENTS
______________________________________________________________________________________

Balance Sheets as of June 30 31, 2010 (Unaudited) and December 31, 2009	Page 5

Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period January 15, 1988 (inception) to June 30, 2010 (Unaudited)	6

Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period January 15, 1988 (inception) to June 30, 2010 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

ENERGIZ RENEWABLE, INC.
Formerly C&G DEC Capital, Inc.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,324	$-
Total Current Assets	2,324	-

Total Assets	$2,324	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	138,562	53,663
Accrued expenses	1,273,200	1,030,200
Advances from shareholders	23,963	23,963
Notes payable - demand	250,000	-
Total Current Liabilities	1,685,725	1,107,826

Total Liabilities	1,685,725	1,107,826

STOCKHOLDERS' DEFICIT
Common stock, $.0001 Par Value,
100,000,000 shares authorized, 16,322,300 and
12,272,300 shares issued and outstanding
at June 30, 2010 and December 31, 2009	1,633	1,228
Additional paid-in capital	221,063	105,638
Deficit accumulated during development stage	(1,906,097)	(1,214,692)
Total Stockholders’ Deficit	(1,683,401)	(1,107,826)

Total Liabilities and Stockholders’ Deficit	$2,324	$-

See accompanying notes to financial statements.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (UNAUDITED)

					For the Period
					January 15, 1988
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$20,000

OPERATING EXPENSES	614,430	104,100	691,405	197,700	1,926,097

LOSS BEFORE INCOME TAXES	(614,430)	(104,100)	(691,405)	(197,700)	(1,906,097)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(614,430)	$(104,100)	$(691,405)	$(197,700)	$(1,906,097)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.04)	$(0.01)	$(0.05)	$(0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING	13,937,300	12,272,300	13,104,800	12,272,300

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
			January 15, 1988
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(691,405)	$(197,700)	$(1,906,097)
Adjustments to reconcile net loss to net cash
used in operating activities-
Stock based compensation	115,830	-	132,485
Changes in operating assets and liabilities
Increase in accounts payable	84,899	10,500	138,562
Increase in accrued expenses	243,000	187,200	1,273,872
Increase in advance from shareholders	-		23,963
Net cash used in operating activities	(247,676)	-	(337,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable- demand	250,000	-	250,000
Proceeds from common stock	-	-	89,539
Net cash provided by financing activities	250,000	-	339,539

Net increase in cash	2,324	-	2,324

CASH AT BEGINNING OF PERIOD	-	488	-

CASH AT END OF PERIOD	$2,324	$488	$2,324

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Energiz Renewable, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2009.

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

NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $1,906,097 for the period January 15, 1988 (Inception) to June 30, 2010 and is considered a company in the development stage.  The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

 ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

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

On August 4, 2010, the Board of Directors of the Company approved the closing of the stock purchase agreement.  As a result, $300,000 in gross proceeds were received from David Brown and distributed, net of $100,000 which was utilized to settle debt of the Company, to the shareholders of the Company in exchange for 10,492,470 shares of common stock.  Of the $100,000 in debt settled by the Company, $35,601 was with the former Management and principal shareholders.

In connection with the closing of the stock purchase agreement, the former Management and principal shareholders agreed to forgive a total of $1,181,562 in accrued expenses and advances.  The proforma effect of the change of control on the Company’s Balance Sheet is summarized as follows:

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE E- CHANGE IN CONTROL (CONTINUED)
----------------------

	June 30, 2010
	As		Subsequent to
	Filed	Adjustments	Change in Control
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,324	$-	$2,324
Total Current Assets	2,324	-	2,324

Total Assets	$2,324	$-	$2,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	138,562	(64,399)	74,163
Accrued expenses	1,273,200	(1,093,200)	180,000
Advances from shareholders	23,963	(23,963)	-
Notes payable - demand	250,000	-	250,000
Total Current Liabilities	1,685,725	(1,181,562)	504,163

Total Liabilities	1,685,725	(1,181,562)	504,163

STOCKHOLDERS' DEFICIT
Common stock, $.0001 Par Value,
100,000,000 shares authorized, 16,322,300
shares issued and outstanding at June 30, 2010	1,633	-	1,633
Additional paid-in-capital	221,063	1,181,562	1,402,625
Deficit accumulated during development stage	(1,906,097)	-	(1,906,097)
Total Stockholders’ Deficit	(1,683,401)	1,181,562	(501,839)

Total Liabilities and Stockholders’ Deficit	$2,324	$-	$2,324

The above adjustments are as follows:
(1)	A reduction of accounts payable by $64,399 and accrued expenses by $35,601 for the $100,000 in expenses paid from the proceeds of the stock purchase agreements.
(2)	A reduction of accrued expenses by $1,057,599 and advances from shareholders by $23,963 for the loans and debt forgiven by the former management and principal shareholders.
(3)
The total amounts paid to or forgiven by the former management and principal shareholders consisted of $1,053,000 in accrued wages under employment agreements, $40,200 in accrued rent paid by shareholders on behalf of the Company and $23,963 in loans.

(4)	The total above amounts of $1,181,562 were recorded as a capital contribution.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE F- STOCKHOLDERS’ DEFICIT
----------------------

On April 21, 2010 the Board of Directors met and approved an amendment to the Articles of Incorporation of the Company to increase its authorized $0.0001 par value common shares from 40,000,000 to 100,000,000.  On April 26, 2010 the Articles of Amendment to Articles of Incorporation of Energiz Renewable, Inc. was filed with the Florida Secretary of State.

On May 24, 2010, the Company authorized the issuance of 4,050,000 shares of common stock.  Of these shares, 3,000,000 were issued to Environmental Energy Enterprises LTD for the services of David Brown as Chairman of the Company, for bringing business opportunities to the Company, for the execution of an employment agreement, which was subsequently approved by the Board of Directors and for the transfer of the license owned by Energy Enterprises, LTD with Energiz International to the Company.  1,000,000 shares were issued to Pierre Villeneuve, 400,000 shares of which were for the execution of an employment agreement, which was subsequently approved by the Board of Directors and 600,000 of which were for the transfer of the license owned by Pierre Villeneuve with Energiz International to the Company.   The remaining 50,000 shares were issued to William Walling for compensation for serving on the Board of Directors of the Company.   The 4,050,000 shares were recorded at their fair value of $0.0286 per share, or $115,830.  The fair value was determined based upon the $300,000 cash consideration received under the Change of Control (See Note E).

The Company did not allocate any value to the license agreements transferred because (a) the license agreements have a limited term period of three months (b) are renewable for additional three month intervals and (c) should the Company not obtain any funding to finance the projects, the licensors may not renew the licenses.

NOTE G- NOTES PAYABLE- DEMAND
----------------------

On April 12, 2010, the Company received $100,000 from an investor under a Promissory Note dated April 8, 2010.  The Note is payable on demand or before October 8, 2010.  The Note bears interest at 8% per annum.  If the Note is not paid prior to December 31, 2010, the interest rate will rise to 12% per annum.

On various dates in 2010, the Company received a total of $150,000 from an investor under a Promissory Note.  An additional $25,000 was received on July 1, 2010.  This Promissory Note was formalized in writing on July 14, 2010.  The Note is payable on demand or before December 20, 2010.  The Note bears interest at 8% per annum.  If the Note is not paid prior to December 31, 2010, the interest rate will rise to 12% per annum.

NOTE H- EMPLOYMENT AND CONSULTING AGREEMENTS
----------------------

On March 25, 2010, the Company engaged the Law Offices of SEC Attorneys, LLC.  The Company agreed to pay an annual fee of $66,000, payable at $5,550 per month.

On May 2, 2010, the Board of Directors approved an employment agreement with Pierre Villeneuve.  The agreement was approved retroactive to February 2, 2010, are for a base salary of $120,000 for a three year term.  The agreement renews automatically for two additional three year terms.  The agreement allows for up to $5,000 as an automobile allowance.  The agreement can be terminated without cause by either party, however each individual shall receive 3 years compensation as severance if the agreements are terminated by the Company.    Under the agreement, the employee shall receive 400,000 shares for the execution of the employment agreement and 600,000 of which were for the transfer of the license owned by Pierre Villeneuve with Energiz International to the Company.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE H- EMPLOYMENT AND CONSULTING AGREEMENTS (CONTINUED)
----------------------

On August 4, 2010, the Board of Directors approved a consulting agreement with Richard Tanenbaum, the former President of the Company, for legal services.  The agreement was approved retroactively to January 1, 2010.  The agreement covers the following services:  (1) drafting of Stock Purchase Agreement and facilitating sale of the Company, (2) the preparation of a Private Placement Memorandum in conjunction with others: (3) drafting of contracts, joint venture agreements, etc., with Apollon Solar, Energiz SA and Vincent Industries; (4) drafting of such other documents as may be required in the efforts of the Company to finance and operate a company which is intended to be a major participant in the solar energy industry, a partner in new technologies in the domain, a manufacturing company and other projects in various countries throughout the world, including, but not limited to Israel, United States, France, Italy and others; (5) service on the Advisory Committee of ERI and (6) such other matters on an as requested basis.  Compensation for the first item above shall be 600,000 shares of common stock immediately upon closing of the Stock Purchase Agreement.  The attorneys’ fees for the performance of items two through four above shall be a fixed rate retainer of $12,000 per month, payable on the first of each month, for up to 60 hours per month of time/services rendered by Richard H. Tanenbaum.  This option is exercisable only upon execution hereof and shall be deemed effective as of January 1, 2010 and may not be canceled absent lack of performance by Richard H. Tanenbaum for a period of 12 months.  As of January 1, 2011 it shall automatically be extended for another 12 month period, absent termination by either party on or before December 31, 2010.  If less than 60 hours of service are required in any given month there shall be no credit there for. If more than 60 hours of service are required in any given month such shall be billed at 90% of the attorneys’ normal hourly rates.  In addition, for performing item five above, Richard H. Tanenbaum shall be paid such stock or provided stock options in ERI on a basis similar to that provided to David Brown, Pierre Villeneuve, Edward T. Whelan and other key employees.

On August 4, 2010, the Board of Directors approved Employment Agreements with David Brown, Chairman of the Board and Secretary, and Edward Whelan, President and Board Member.  Each of these agreements was approved retroactive to January 1, 2010, are for a base salary of $180,000 each and for a three year term.  Each agreement renews automatically for two additional three year terms.  Each base salary shall be increased, but not decreased, by the percentage increase in the Company’s stock price during the preceding year, with a maximum increase of 50%.  Each individual shall receive 1,500,000 options each, 500,000 each to be issued on December 31, 2010 and exercisable at $0.50, 500,000 each to be issued on December 31, 2011 and exercisable at $1.50 and 500,000 each to be issued on December 31, 2010 and exercisable at $0.50, 500,000 each to be issued on December 31, 2012 and exercisable at $2.50.  Each individual is allowed up to $5,000 for an automobile allowance.  These agreements can be terminated without cause by either party, however each individual shall receive 3 years compensation as severance if the agreements are terminated by the Company.  Additionally, Edward Whelan is to be issued 8,000,000 shared of common stock under his employment agreement.

On August 4, 2010, the Board of Directors approved the issuance of 600,000 shares each to Richard Tanenbaum and Edward Whelan for consulting services performed in facilitating the Stock Purchase Agreement.

On August 4, 2010, the Board of Directors approved the issuance of a total of 3,240,000 shares of common stock to various employees and consultants for services.  No formal employment or consulting agreements exist with these individuals.

NOTE I- JOINT VENTURE AGREEMENTS
------------------------------

On May 3, 2010, the Company entered into a Joint Venture Agreement with Corville Development GMBH for the development of up to 5 sites in Italy.  The Company will have the option to develop each of these sites.  The development of these sites is contingent on receiving government grants and private financing.  The Company has agreed to issue 250,000 shares of common stock within 30 days of closing the agreement, 100,000 shares of stock within 30 days of any plants connecting 10 megawatts (“MW”) to the electrical grid, and 100,000 shares of stock within 30 days of any plants connecting 20 MW to the electrical grid.

In June 2010, the Company entered into a Joint Venture Agreement with Energiz America for the development of up to 5 sites in Canada.  The Company will have the option to develop each of these sites.  The development of these sites is contingent on receiving government grants and private financing.  The Company has agreed to issue 100,000 shares of common stock within 30 days of closing the agreement and 100,000 shares of stock within 30 days of any plants connecting 10 MW to the electrical grid.

On July 2, 2010, the Company entered into a Joint Venture Agreement with WREG SLR for the development of up to 5 sites in Romania.  The Company will have the option to develop each of these sites.  The development of these sites is contingent on receiving government grants and private financing.  The Company has agreed to issue 150,000 shares of common stock within 30 days of closing the agreement and 150,000 shares of stock within 30 days of any plants connecting 10 MW to the electrical grid.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

Liquidity and Capital Resources
    As of June 30, 2010, the Company's cash on hand was $2,324.

Cash used in operating activities for the six months period ended June 30, 2010 was $247,676, as compared to $0 for the six months ended June 30, 2009.  The increase in cash used in operating activities is mainly due to increase in stock based compensation of $115,830 for the six months ended June 30, 2010 as compared to $0 for the six months ended June 30, 2009, an increase in accounts payable of $84,899 for the six months ended June 30, 2010 as compared to $10,500 for the six months ended June 30, 2010 and an increase in accrued expenses to $243,000 for the six months ended June 30, 2010 as compared to $187,200 for the six months ended June 30, 2010

Cash flow provided by financing activities for the six months period ended June 30, 2010 was $250,000 as compared to $0 for the six months ended June 30, 2009.  The increase in cash provided by financing activities is mainly due to increase in notes payable - demand to $250,000 for the six months ended June 30, 2010 as compared to $0 for the six months ended June 30, 2009.

Results of Operations

    Since March 17, 2010, we have resumed opearions as a business.  We are a US publicly traded company on the Over The Counter Bulletin Board trading under the symbol CGDA.OB  Our vision is to become an international vertically integrated renewable energy company.  We are implementing our unique business model by initially establishing ourselves as a vertically integrated solar energy company, from production of solar panels through project acquisition, development, financing, installation and management, up to being an Independent Power Producer.

   For the Six Month Period Ended June 30, 2010

    Operating expenses increased from $197,700 for the six months ending June 30, 2009 to $691,405 for the same period in 2010.  This was mainly due to the Company engaing in business activities and related travel expenses from March 17, 2010.

    Net loss increased from $197,700 for the six months ending June 30, 2009 to $691,405 for the same period in 2010.  This was mainly due to the Company engaing in business activities and related travel expenses from March 17, 2010.

   For the Three Month Period Ended June 30, 2010

     Operating expenses increased from $104,100 for the six months ending June 30, 2009 to $614,430 for the same period in 2010.  This was mainly due to the Company engaing in business activities and related travel expenses from March 17, 2010.

    Net loss increased from $104,100 for the six months ending June 30, 2009 to $614,430 for the same period in 2010.  This was mainly due to the Company engaing in business activities and related travel expenses from March 17, 2010.

Going Concern and Management's Plans

   As indicated in the accompanying financial statements, the registrant incurred net losses of $(1,906,097) for the period January 15, 1988 (Inception) to June 30, 2010 and is considered a company in the development stage.  The registrant is seeking to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will be able to raise adequate additional capital in the equity markets.

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of June 30, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of June 30, 2010.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our CEO is the subject of an SEC investigation unrelated to our Company.

    Our Company's CEO, CFO and Director Edward T. Whelan received a Wells notice on June 14, 2010 informing him that the staff of Securities and Exchange Commission (“SEC”) intends to recommend that the SEC file a complaint in Federal District Court against him and his company Grace Holding, Inc., a shareholder of this Company, alleging that they both violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 for misappropriation of funds and manipulating a stock unrelated to Energiz Renewable, Inc.  While Mr. Whelan believes he is innocent of any wrong doing, should the SEC proceed and file such a complaint in Federal District Court against him and his company Grace Holding, Inc. and should he be found guilty, such actions may adversely affect his ability to run our Company and may adversely affect the price of our stock.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended June 30, 2010.  Information with respect to previously reported sales prior to December 31, 2009 may be found in the Company’s prior filings.

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

 Reports on Form 8-K:

       Form 8K filed on April 2, 2010 re: Item 5.01  Signing of a Stock Purchase Agreement - Change of Control of Company.

                           Form 8K filed on May 6, 2010 re: Item 5.03 Amendments to Articles of Incorporation.

       Form 8K filed on May 10, 2010 re: Item 8.01  Signing of Stock Purchase Agreement Addendum.

                           Form 8K filed on May 11, 2010 re: Item 8.01 Assignment of Agency Agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ENERGIZ RENEWABLE, INC..
(Registrant)

Date: August 16, 2010	By: /s/ EDWARD T. WHELAN
Edward T. Whelan
Chief Executive Officer and
Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Edward T. Whelan	Edward T. Whelan	CEO, CFO & Director	August 16, 2010

/s/David Brown	David Brown	Secretary & Chairman of the Board	August 16, 2010

/s/William Walling	William Walling	Director	August 16, 2010