Form 10-Q
period 2010-09-30
C&G DEC CAPITAL, INC
filed 2010-11-18
CIK 859313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

As of November 17, 2010 there were 30,012,300 shares of common stock of the registrant issued and outstanding.

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

PART I

ITEM 1           FINANCIAL STATEMENTS

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
CONTENTS
______________________________________________________________________________________

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	Page 5

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period January 15, 1988 (inception) to September 30, 2010 (Unaudited)	6

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period January 15, 1988 (inception) to September 30, 2010 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

ENERGIZ RENEWABLE, INC.
Formerly C&G DEC Capital, Inc.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$306	$-

Total Assets	$306	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	342,556	53,663
Accrued Expenses	373,452	1,030,200
Loans from shareholders	94,000	23,963
Notes Payable - Demand	275,000	-
Total Current Liabilities	1,085,008	1,107,826

Total Liabilities	1,085,008	1,107,826

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.0001 Par Value,
100,000,000 shares authorized, 30,012,300 and
12,272,300 shares issued and outstanding
at September 30, 2010 and December 31, 2009	3,002	1,228
Additional paid-in-capital	1,618,768	105,638
Deficit accumulated during development stage	(2,706,472)	(1,214,692)
Total Stockholders’ Deficit	(1,084,702)	(1,107,826)

Total Liabilities and Stockholders’ Equity	$306	$-

See accompanying notes to financial statements.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (UNAUDITED)

					For the Period
					January 15, 1988
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$20,000

OPERATING EXPENSES	788,649	97,100	1,480,054	294,800	2,714,746

OPERATING LOSS	(788,649)	(97,100)	(1,480,054)	(294,800)	(2,694,746)

INTEREST EXPENSE	(11,726)	-	(11,726)	-	(11,726)

LOSS BEFORE INCOME TAXES	(800,375)	(97,100)	(1,491,780)	(294,800)	(2,706,472)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(800,375)	$(97,100)	$(1,491,780)	$(294,800)	$(2,706,472)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.03)	$(0.01)	$(0.09)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	25,058,344	12,272,300	17,142,447	12,272,300

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
			January 15, 1988
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,491,780)	$(294,800)	$(2,706,472)
Adjustments to reconcile net loss to net cash
used in operating actvities:
Stock based compensation	332,068	-	348,723
Imputed interest on shareholder loans	1,274	-	1,274
Changes in operating assets and liabilities
Increase in accounts payable	353,292	14,000	406,955
Increase in accrued expenses	436,452	280,800	1,467,324
Increase in shareholder advances	-	-	23,963
Net cash used in operating activities	(368,694)	-	(458,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-demand	275,000	-	275,000
Proceeds from loans from related parties	94,000	-	94,000
Proceeds from issuance of common stock	-	-	89,539
Net cash provided by financing activities	369,000	-	458,539

Net increase in cash	306	-	306

CASH AT BEGINNING OF PERIOD	-	488

CASH AT END OF PERIOD	$306	$488	$306

SUPPLEMENTAL NON CASH ACTIVITIES:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Forgiveness of amounts due related parties	$1,117,163	$-	$1,117,163
Payment of accounts payable by management	$64,399	$-	$64,399

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEBER 30, 2010
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Energiz Renewable, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2009.

NOTE B- NATURE OF BUSINESS:
---------------------------

Energiz Renewable, Inc., formerly C&G DEC Capital, Inc. is a Florida corporation that became public when its registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

The company was called at that time Sun Reporter, Inc. and was engaged in the publication of a local newspaper. In 1991, the Company ceased doing business and has not engaged in any enterprises until March 17, 2010 when an agreement to sell a majority of the outstanding shares of the Company was executed and the Company changed its name to Energiz Renewable, Inc.  The Company intends to become an international vertically integrated renewable energy company.

NOTE C- GOING CONCERN:
----------------------

As indicated in the accompanying financial statements, the Company incurred net losses of $2,706,472 for the period January 15, 1988 (Inception) to September 30, 2010 and is considered a company in the development stage.  The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

 ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE D- CHANGE IN MANAGEMENT/ CHANGE IN NAME
----------------------

On February 4, 2010 at a meeting of the Board of Directors, Richard H. Tanenbaum, Theodore Urban and George Jochum resigned from the Company's Board of Directors.  At the same meeting David Brown, Chairman of Environmental Energy Enterprises, Ltd. was elected to the Board of Directors.

On February 22, 2010 at a meeting of the Board of Directors, David Brown was elected Chairman of the Board of Directors and appointed Secretary and Edward Whelan was appointed Chief Executive Officer, President and Chief Financial Officer of the Company.  The Board of Directors also resolved to change the name of the Company from C&G DEC Capital, Inc. to Energiz Renewable, Inc.  On February 24, 2010, the Company amended its Articles of Incorporation with the State of Florida to reflect this change in name.

NOTE E- CHANGE IN CONTROL
----------------------

On March 17, 2010, shareholders of the Company who owned 11,658,300 shares out of a total of 12,272,300 issued and outstanding common shares of the Company, entered into an agreement to sell to various new shareholders an aggregate of 10,492,470 of their common shares of the Company for an aggregate price of $300,000 with closing to take place on or before July 18, 2010.  Under this agreement, David Brown, the Company’s Chairman of the Board would own 8,789,400 of said shares and therefore a change of control of the Company would take place at that time.

On May 10, 2010 a Stock Purchase Agreement Addendum was executed to the above Stock Purchase Agreement which clarified that Edward T. Whelan and Richard H. Tanenbaum shall forgive any debt owed by the Company as of December 31, 2009, so that the Buyer had no further liability to either for any obligations incurred by the Company arising prior to January 1, 2010.  The only obligations remaining was for accounting and legal services and for services rendered by Edward T. Whelan and/or Richard H. Tanenbaum to the Company after December 31, 2009.

On August 4, 2010, the Board of Directors of the Company approved the closing of the stock purchase agreement.  As a result, $300,000 in gross proceeds was received from David Brown and distributed,less $100,000 which was utilized to settle debt of the Company, to the shareholders of the Company in exchange for 10,492,470 shares of common stock.  Of the $100,000 in debt settled by the Company, $35,601 was paid to the former Management and principal shareholders.

In connection with the closing of the stock purchase agreement, the former Management and principal shareholders agreed to forgive a total of $1,117,163 in accrued expenses and advances and to pay $64,399 in accounts payable to the Company.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE F- STOCKHOLDERS’ DEFICIT
----------------------

On April 21, 2010 the Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase its authorized $0.0001 par value common shares from 40,000,000 to 100,000,000.  On April 26, 2010 the Articles of Amendment to Articles of Incorporation of Energiz Renewable, Inc. was filed with the Florida Secretary of State.

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

On August 4, 2010, the Board of Directors approved the issuance of 12,940,000 shares of common stock under various employment and consulting agreements.  These shares were recorded at their fair value of $0.0286 per share, or $370,084.  Of this amount, $193,746 has been recognized during the three months ended September 30, 2010 and the remaining $176,338 is being recognized over the remaining lives of the respective consulting agreements.  See Note H for details.

During the three months ended September 30, 2010, the Company issued 500,000 shares of common stock under three joint venture agreements.  These shares were recorded at their fair value of $0.0286 per share, or $14,300.  See Note I for details.

On October 12, 2010, the Board of Directors approved the issuance of 250,000 shares of common stock under two consulting agreements which were effective during the three months ended September 30, 2010.  These shares were recorded at their fair value of $0.0286 per share, or $7,150. Of this amount, $4,517 has been recognized during the three months ended September 30, 2010 and the remaining $2,633 is being recognized over the remaining lives of the respective consulting agreements.  See Note H for details.

The fair value of the above transactions was determined based upon the $300,000 cash consideration received under the Change in Control (See Note E.)

NOTE G- NOTES PAYABLE- DEMAND
----------------------

On April 12, 2010, the Company received $100,000 from an investor under a Promissory Note dated April 8, 2010.  The Note is payable on demand or before October 8, 2010.  The Note bears interest at 8% per annum.  If the Note is not paid prior to December 31, 2010, the interest rate will rise to 12% per annum.

On various dates in 2010, the Company received a total of $150,000 from an investor under a Promissory Note.  An additional $25,000 was received on July 1, 2010.  This Promissory Note was formalized in writing on July 14, 2010.  The Note is payable on demand or before December 20, 2010.  The Note bears interest at 8% per annum.  If the Note is not paid prior to December 31, 2010, the interest rate will rise to 12% per annum.  Interest expense of $10,452 has been accrued on these notes as of September 30, 2010.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE H- EMPLOYMENT AND CONSULTING AGREEMENTS
----------------------

On March 25, 2010, the Company engaged the Law Offices of SEC Attorneys, LLC.  The Company agreed to pay an annual fee of $66,000, payable at $5,550 per month.

On May 2, 2010, the Board of Directors approved an employment agreement with Pierre Villeneuve.  The agreement was approved retroactive to February 2, 2010, are for a base salary of $120,000 for a three year term.  The agreement renews automatically for two additional three year terms.  The agreement allows for up to $5,000 as an automobile allowance.  The agreement can be terminated without cause by either party, however the employee will receive 3 years compensation as severance if the agreements are terminated by the Company.    Under the agreement, the employee shall receive 400,000 shares for the execution of the employment agreement and 600,000 of which were for the transfer of the license owned by Pierre Villeneuve with Energiz International to the Company.

On August 4, 2010, the Board of Directors approved a consulting agreement with Richard Tanenbaum, the former President of the Company, for legal services.  The agreement was approved retroactively to January 1, 2010.  The agreement covers the following services:  (1) drafting of Stock Purchase Agreement and facilitating sale of the Company, (2) the preparation of a Private Placement Memorandum in conjunction with others: (3) drafting of contracts, joint venture agreements, etc., with Apollon Solar, Energiz SA and Vincent Industries; (4) drafting of such other documents as may be required in the efforts of the Company to finance and operate a company which is intended to be a major participant in the solar energy industry, a partner in new technologies in the domain, a manufacturing company and other projects in various countries throughout the world, including, but not limited to Israel, United States, France, Italy and others; (5) service on the Advisory Committee of ERI and (6) such other matters on an as requested basis.  Compensation for the first item above shall be 600,000 shares of common stock immediately upon closing of the Stock Purchase Agreement.  The attorneys’ fees for the performance of items two through four above shall be a fixed rate retainer of $12,000 per month, payable on the first of each month, for up to 60 hours per month of time/services rendered by Richard H. Tanenbaum.  This option is exercisable only upon execution hereof and shall be deemed effective as of January 1, 2010 and may not be canceled absent lack of performance by Richard H. Tanenbaum for a period of 12 months.  As of January 1, 2011 it shall automatically be extended for another 12 month period, absent termination by either party on or before December 31, 2010.  If less than 60 hours of service are required in any given month there shall be no credit therefore. If more than 60 hours of service are required in any given month such shall be billed at 90% of the attorneys’ normal hourly rates.  In addition, for performing item five above, Richard H. Tanenbaum shall be paid such stock or provided stock options in ERI on a basis similar to that provided to David Brown, Pierre Villeneuve, Edward T. Whelan and other key employees.

On August 4, 2010, the Board of Directors approved Employment Agreements with David Brown, Chairman of the Board and Secretary, and Edward Whelan, President and Board Member.  Each of these agreements was approved retroactive to January 1, 2010, and are for a base salary of $180,000 each for a three year term.  Each agreement renews automatically for two additional three year terms.  Each base salary shall be increased, but not decreased, by the percentage increase in the Company’s stock price during the preceding year, with a maximum increase of 50%.  Each individual shall receive 1,500,000 options, 500,000 to be issued on December 31, 2010 and exercisable at $0.50, 500,000 to be issued on December 31, 2011 and exercisable at $1.50 and 500,000 to be issued on December 31, 2010 and exercisable at $0.50, 500,000 each to be issued on December 31, 2012 and exercisable at $2.50.  Each individual is allowed up to $5,000 for an automobile allowance.  These agreements can be terminated without cause by either party, however each individual shall receive 3 years compensation as severance if the agreements are terminated by the Company.  Additionally, Edward Whelan is to be issued 8,000,000 shared of common stock under his employment agreement.

On August 4, 2010, the Board of Directors also approved the issuance of 600,000 shares each to Richard Tanenbaum and Edward Whelan for consulting services performed in facilitating the Stock Purchase Agreement.

On August 4, 2010, the Board of Directors also approved the issuance of a total of 3,240,000 shares of common stock to various employees and consultants for services.  No formal employment or consulting agreements exist with these individuals.

On October 12, 2010, the Board of Directors approved the issuance of 250,000 shares of common stock under two consulting agreements which were effective during the three months ended September 30, 2010.

The first agreement was with R.F. Lafferty & Co., Inc. (“Lafferty”) which was effective July 7, 2010.  As compensation, the Company agreed to pay to Lafferty, or its designees, 150,000 restricted common shares of the Company, a warrant to purchase 150,000 shares of the Company’s stock at an exercise price of $3.  This warrant has cashless exercise rights and expires at the latest date of any securities issued under the consulting agreement, but in no event expiring in less than three years from date of issuance.  Additionally, Lafferty will be paid stipulated proceeds from any financing that is executed.

The second agreement was with Thomas Hanlon, and was effective September 1, 2010 and has a term of one year.  As compensation, the Company agreed to pay to Thomas Hanlon 100,000 common shares of the Company.  Additionally, Thomas Hanlon will be paid stipulated proceeds from any financing that is executed.

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

NOTE J- RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2010, the Company borrowed at total of $94,000 from its’ Chief Executive Officer.  These loans are non interest bearing and have no repayment terms.  The Company has imputed interest at 10% of $1,274 during the three months ended September 30, 2010.

NOTE K- WARRANTS

In connection with the Lafferty consulting agreement, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock at $3.00 per share.  The following summarizes the activity for the nine months ended September 30, 2010:

	Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Life
Outstanding, December 31, 2009	-	-

Issued	150,000	150,000	$3.00	3 years
Exercised	-	-
Cancelled/ Forfeited	-	-

Outstanding, September 30, 2010	150,000	150,000	$3.00	2.77 years

The Company determined the fair value of the warrants to be $3,675, or $0.0245 per warrant, at the date of grant using the Black-Scholes option pricing model.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield                                                  0%
Volatility                                                        377%
Risk-free interest rate                                  2.20%
Expected life                                          1.5 years
Grant date stock price                            $0.0245

NOTE L- SUBSEQUENT EVENTS

On October 18, 2010, the Company entered into a six month consulting contract with US ANT Corp.  US ANT Corp. will be paid stipulated proceeds from any financing that is executed.

On October 27, 2010, the Company entered into a consulting agreement with Smart Ventures for a term of one year.  As compensation, the Company is to issue 20,000 shares of common stock. Additionally, Smart Ventures will be paid stipulated proceeds from any financing that is executed.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

 Liquidity and Capital Resources

    As of September 30, 2010, the Company's cash on hand was $306.

Cash used in operating activities for the nine months period ended September 30, 2010 was $368,694, as compared to $0 for the nine months ended September 30, 2009.  The net cash outflows from operating activities for the nine months ended September 30, 2010 consists of a net loss of $1,491,780, offset by stock based compensation of $332,068, imputed interest of $1,274, an increase in accounts payable of $353,292, and an increase in accrued expenses of $436,452.

Cash flow provided by financing activities for the nine months period ended September 30, 2010 was $369,000 as compared to $0 for the nine months ended September 30, 2009.    The net cash inflows from financing activities for the nine months ended September 30, 2010 consists of proceeds from demand notes of $275,000 and proceeds from related party loans of $94,000.

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

   For the Three Month Period Ended September 30, 2010

    Operating expenses increased from $97,100 for the three months ending September 30, 2009 to $788,649 for the same period in 2010.  This was mainly due to the Company engaging in business activities and related travel expenses since it resumed operation in March 17, 2010, and stock based compensation of $216,238.

    The Net loss increased from $97,100 for the three months ending September 30, 2009 to $800,375 for the same period in 2010.  This was mainly due to the Company engaging in business activities and related travel expenses since it resumed operation in March 17, 2010, and stock based compensation of $212,563.

   For the Nine Month Period Ended September 30, 2010

     Operating expenses increased from $294,800 for the nine months ending September 30, 2009 to $1,480,054 for the same period in 2010.  This was mainly due to the Company engaging in business activities and related travel expenses  since it resumed operation in March 17, 2010, and stock based compensdation of $332,068.

    The Net loss increased from $294,800 for the nine months ending September 30, 2009 to $1,491,780 for the same period in 2010.  This was mainly due to the Company engaging in business activities and related travel expenses  since it resumed operation in March 17, 2010.

Going Concern and Management's Plans

   As indicated in the accompanying financial statements, the registrant incurred net losses of $(2,706,472) for the period January 15, 1988 (Inception) to September 30, 2010 and is considered a company in the development stage.  The registrant is seeking to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will be able to raise adequate additional capital in the equity markets.

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of September 30, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of September 30, 2010.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended September 30, 2010.  Information with respect to previously reported sales prior to December 31, 2009 may be found in the Company’s prior filings.

ITEM 3     DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the year ended September 30, 2010.

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

3.6	By Laws, incorporated by reference to the Company’s Registration Statement on Form 10SB12G filed with the Securities and Exchange Commission on Septermber 8, 1999.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer and Chirf Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

 Reports on Form 8-K:

   Form 8K filed on September 7, 2010 re: Item 1.01  Entry into a Material Definitive Agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ENERGIZ RENEWABLE, INC..
(Registrant)

Date: November 10, 2010	By: /s/ EDWARD T. WHELAN
Edward T. Whelan
Chief Executive Officer and
Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Edward T. Whelan	Edward T. Whelan	CEO, CFO & Director	November 10, 2010

/s/David Brown	David Brown	Secretary & Chairman of the Board	November 10, 2010

/s/William Walling	William Walling	Director	November 10, 2010