Form 10-K
period 2010-12-31
C&G DEC CAPITAL, INC
filed 2011-04-18
CIK 859313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      No  ☒

                    As of June 30, 2010, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $15,115,500 at $3.00 price per share, based on the closing price of on the OTC Pink Sheets.  As of April 18, 2011, there were 30,232,300 shares of common stock of the registrant issued and outstanding.

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

The Company

    Energiz Renewable, Inc. is a Florida corporation that became public when its registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

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

    On April 6, 2007, the Company changed its name to DEC Capital, Inc., and on June 22, 2007, the Company changed its name again to C&G DEC Capital, Inc.  On March 17, 2010, as part of the changer of control described in Note D to the Financial Statements, the Company changed its name to its current name, Energiz Renewable, Inc., and developed a business plan to become an international verically integrated energy company.  The cexecution of this business plan is highly dependent upon the Company raising adequate working capital.

    The Company is implementing its business plan by initially establishing itself as a vertically integrated solar energy company, from production of solar panels through project acquisition, development, finance, installation and management, up to being an Independent Power Producer (IPP) with over 300 MW of committed projects.  The execution of these projects is dependent upon the Company raising adequate working capital.

    The Company entered into a Joint Venture Agreement (“JVA”) with three parties – Vincent Industrie, Energiz SA, and Energiz International – to exploit unique patented robotic technology for the assembly of solar panels that will allow them to operate at a higher efficiency rate than our competition due to the patented method of assembly. A fourth company, Apollon Solar, has entered into an agreement with Vincent Industrie, to enable it to be an active and key participant in their efforts through our exclusive use of Apollon’s technology.  The technology, known as NICE (New Industrial Cells Encapsulation) is the intellectual property of Apollon Solar (“API”), which is a key partner with Vincent Industrie (“VI”), which created a fully automated robotic assembly line for the NICE technology. This patented technology eliminates much of the manual labor used in the production of solar panels around the world today, and is so flexible that it can produce a panel according to the specific needs of each customer on a project-by-project basis.  Other advantages of this robotic system are the unique sealing method that eliminates poor soldering connections, while increasing the electrical output of all the panels in each system. Also participating in the JV is Energiz SA (France), the current license holder, to market the NICE technology worldwide.

The Company will acquire the license from Energiz SA, and the marketing rights from Energiz International, in return for shares in our Company. The Company will sign a new license agreement with Apollon Solar and Vincent Industrie to assure exclusivity in the territories now being served by us and the other joint venture companies. The new License Agreement will grant the Company a first right of refusal to any new facility proposed to be built outside of the exclusive territories. At the same time all the parties are working to grant us total worldwide rights based on our performance. The NICE module process has received the TUV certification and is in process of applying for US certification.

Our Market Opportunity

The Company business plan maximizes the benefits of being an international solar energy company with local solutions. The Company have or plan to establish subsidiaries in five countries: Italy, Romania, Israel, Tunisia and France.  Each subsidiary will be responsible for operating our currently planned local operations.

The business plan envisions two functions in each country – panel manufacturing facilities and project development companies. Having small manufacturing facilities near each customer base allows us to control the panel needs of our projects by providing our project developers a top quality tailor-made product in their backyard, removing dependence on lower quality imported products from large Chinese manufacturers and whose flexibility is non-existent. Each project development company will have a pipeline of projects to ensure our consistent revenue flow and ability to produce a steady flow of panels.

The Company estimates production costs to be $1.49 per Wp with an estimated selling price of $1.89 per Wp, providing our factories a gross profit of approximately 18%-22% (on the complete kit). We realize the rate paid by utilities and governments, also known as the Power Purchasers, varies according to local laws. For example, the rate in France is between $0.43 and $0.81 per watt, Italy between $0.51 and $0.73, Israel $0.37, and Romania $0.37. We have estimated that each 20 MW production line will have a breakeven of 6–8 MW with a three-year payback on invested capital.

The relationship with Apollon and their research and development team will allow us to be at the forefront of new developing technology in the solar market. We also will work with Vincent and Apollon to further their ability to be at the forefront of the solar industry.

The Company intends to contract with Vincent Industrie (“VI”) to build the plant. VI offers a turnkey project for building the plant and also will provide technological, marketing and strategic support to insure the development of our solar panels.

Table of Content
In-Country Operations

The business plan envisions two functions in each country – panel manufacturing facilities and project development companies. Having small manufacturing facilities near each customer base allows us to control the panel needs of our projects by providing our project developers a top quality tailor-made product in their backyard, removing dependence on lower quality imported products from large Chinese manufacturers and whose flexibility is non-existent. Each project development company will have a pipeline of projects to ensure our consistent revenue flow and ability to produce a steady flow of panels.

France

A special purpose vehicle, Energiz Industrie (“EI”), will be formed to own and operate the factory in France. We will own 40% and Energiz SA will own 51% of this company. The construction of this factory was started after operation and testing of Apollon‘s prototype facility in Lyon, France. The factory will manufacture approximately 115,000 solar panels per year, with a total capacity of 20 MW. Energiz SA will transfer the rights and investment to EI. We will have the right to purchase half (50%) of the solar panel production of this factory up to 10 MW per year. This will allow us to begin supplying solar panels to our own projects this year. The rest of the panels will go to Energiz SA projects in France, where they have 79 MW of selected projects to date.

Israel

We have formed ERI Israel Ltd., a wholly owned subsidiary, for the construction of our first factory in Israel. We have met with several potential partners in Israel, coming from the manufacturing side in the electrical sector, who have expressed interest in this venture. In addition, we have offered to invest in 5MW of solar projects, all in various stages of development, that we can invest in immediately once we raise the needed capital.

Italy and Romania

Energiz International has developed over the last year business opportunities with solar project developers in Italy and Romania that will assure us sustainable business relationships for building factories and developing and implementing additional projects in these countries.

In Italy and Romania, there are plans to build factories in each country. The combined total output is 120 MW of panels/year. The project development pipeline of the partners in these three countries totals over 276 MW as of today. The panels for these projects will be supplied by our factories, preferably local, if the factory is up and running, or, if not, then from one of the other factories in the network.

Table of Content
Plant Economics

The Company estimates production costs to be $1.49 per Wp with an estimated selling price of $1.89 per Wp, providing our factories a gross profit of approximately 18%-22% (on the complete kit). We realize the rate paid by utilities and governments, also known as the Power Purchasers, varies according to local laws. For example, the rate in France is between $0.43 and $0.81 per watt, Italy between $0.51 and $0.73, Israel $0.37, Romania $0.37 and in Canada between $0.39 and $0.72. We have estimated that each 20 MW production line will have a breakeven of 6–8 MW with a three-year payback on invested capital.

Partners and Target Markets

The relationship with Apollon and their research and development team will allow us to be at the forefront of new developing technology in the solar market. We also will work with Vincent and Apollon to further their ability to be at the forefront of the solar industry.

The Company intends to contract with Vincent Industrie (“VI”) to build the plant. VI offers a turnkey project for building the plant and also will provide technological, marketing and strategic support to insure the development of our solar panels.

Europe, on the whole and in particular with the rise of the Balkans, presents a new frontier for economic Opportunity with a special need for clean energy producers. Studies show the increased need for energy and the difficulty that the existing systems are having in providing the power necessary. Clean energy solutions are given preferential treatment by local governments, such as establishing a Feed-in Tariff (“FIT”) that insures a consistent long-term return on investment made in clean energy projects. To take advantage of this support Share, we are negotiating agreements with local developers in Macedonia to build a 20 MW solar farm on part of 400 hectares of land. Once signed, these agreements between us, local officials and developers will enable us to expand our base of operation and develop additional clean energy projects that will include the building of a robotic PV panel plant for the region.

The Middle East is a prime location for the development of a Solar Facilities. With the region having a strong radiation output and a need for more energy, the obvious direction to go in is the PV solar solution. Israel, for example, has an approved FIT, depending on the type of project, home, business or commercial, and has set a goal of 10% renewable energy consumption by 2020. These developments will serve to stimulate the PV industry and we intend on being part of this developing market.

The Company also will has the capacity to propose off-grid renewable energy solutions that will enable the Company to aggressively address markets that have not been well served until now. The need for more energy capacity is a worldwide condition. Countries are demanding solutions so that they may provide growth for their people. Industrial and residential consumption will continue to be the driving force for renewable clean energy. Demand will dictate the pricing and laws will ensure payment.

Table of Content
Solar Power Market

Rising demand for electric power is evident all over the world. Given this, the demand for solar power also will grow in tandem. The following chart illustrates the ever-growing demand for electric power.

There are many forces pushing forth the increasing opportunities for alternative energy sources such as solar and wind. These include the rising price of fossil fuels due to the gradual depletion of resources, political tensions in supply regions, as well as other issues such as nuclear security, and waste disposal, emissions of greenhouse gases and the resulting challenge of climate change. All these factors result in developed markets looking to alternative and preferably renewable energy – or green power – to meet the increasing demand.

Many important markets such as Eastern Europe have gone undeveloped. Yet movement in these markets is evident by the incentives like Feed-in Tariffs, where the government insures the purchase of electricity produced by the solar farm at a fixed rate over a long-term contract (20-25 years). In addition, United Nations and the World Bank will deploy many billions will be dedicated to underdeveloped countries to ensure that they will grow in a sustainable development model.

The following illustrates the existing and forecast cumulative solar output market and the European Photovoltaic Industry Association’s survey of the potential solar market:

Energiz Power Projects

Collectively, the objective in Europe is to increase for use of photovoltaic energy production in 2020 is an average of 12% of the consumption and 3,550 MW of photovoltaic modules installed. In the countries where we are active, that represents 4,900 MW, which will absorb the production of 2,450 MW of ERI/NICE production lines.

According to a more conservative and short-term scenario of the EPIA, the objective for 2014 is +/- 15,000 MW of new photovoltaic installation.  In the countries where we are active in Europe, the moderate projection of the EPIA for 2014 is +/- 9,900 MW of new installation.

Italy

The goal for Italy is to add 6,500 MW over the next 8 years. In addition, the ERI Italy study includes projects in Albania, Macedonia and Croatia.  Projects with over 380 MW of potential were presented to ERI for its consideration. From this universe, ERI has selected 156 MW of rooftop and fields for the installation of solar panels to be built over the next three years as follows:

•	50 MW by December 2011

•	90 MW by December 2012

Table of Content
Romania

The goal of Romanian authorities over the next 10 years is to install 5,500 MW of photovoltaic power plants. Projects with over 1,100 MW of potential were presented to us for our consideration. From this universe, we have selected 120 MW of rooftop and fields for the installation of solar panels to be built over the next three years as follows:

•	35.1 MW by December 2011

•	71.5 MW by December 2012

France

The goal of French authorities over the next 10 years is to install 15,000 MW of photovoltaic power plants.  Projects with over 215 MW of potential were presented to us for our consideration. From this universe, we have selected 80 MW of rooftop and fields for the installation of solar panels to be built over the next three years as follows:

•	25.3 MW by December 2011

•	40.5 MW by December 2012

Israel

Projects with over 330 MW of potential were presented to us for our consideration. From this universe, we have selected 110 MW of rooftop and fields for the installation of solar panels to be built over the next three years as follows:

•	40 MW by December 2011

•	63 MW by December 2012

Table of Content
Technology

Apollon Solar’s New Industrial Solar Cell Encapsulation (“NICE”) module technology was first introduced in order to overcome limitations of the state-of-the-art module encapsulation technology based on EVA lamination and to reduce production costs of PV modules.  NICE makes use of an air and humidity tight sealing technology known from the insulating glass industry and based on the application of an organic sealing material from the family of poly-isobutylene (“PIB”).  Important features of the NICE technology are the absence of EVA lamination and the use of an underpressure inside the module to provide the electrical series connection between solar cell contact lines and metal interconnectors, thus suppressing the soldering of metal interconnectors to the solar cell busbars, which is the most widely used technology today.  Other important features include a specially developed metal foil that is used as for the metal rear surface and new external connector that is integrated in the edge-sealing of the module.  From a production point of view, the NICE module technology presents a largely simpler module assembling technology since it allows for a complete inline operation that can be fully automated.

NICE / Energiz Module Factory

One of the main advantages of this process is to produce +/- 40 MW of panels (market value +/- $112M) with a production line that needs 15 employees and 500 m2 of plant space. This is a dramatic cost advantage over the competition, where the common current processes require 300 employees and plant space of about 5,000 m2.  Another main advantage is the full quality control on all of the steps of the production.

    In addition, the fully robotic system allows the use of all new technological developments that will emerge regarding the manufacture of cells. The system also allows an easy adaptation to local cultural and architectural environments, which is becoming increasingly important as the market becomes mature, but is very difficult with the existing process involving large assembly lines and a lot of labor.

The objectives of the Company‘s technology development, which have largely been achieved, include:

•	50% off on the cost of manufacturing the module;

•	up to 100% automation;

•	manufacturing cycle from 10min> 4min per panel;

•	resistant in time sealing process;

Table of Content
•	elimination of all welds of lower reliability;

•	stable performance of electricity up to 30 years; and

•	totally recyclable modules.

Furthermore, this unique technology is particularly suited to countries where temperatures are extreme and provides exceptional durability to the modules produced.  These features help the Company to establish factories in industrialized countries and to produce its products at most competitive prices. A production line can achieve a high return and exceptional investment yields.

An extension of the process allows integrating the modules into frames incorporating patented connectors that simplify and ensure a quality installation. This system allows for the construction of the green house and skylight format to be made in a quick and efficient way.

The Company offers solutions for the photovoltaic industry and individuals with systems of energy storage battery or compressed air. These solutions enable the development of energy projects totally "green" and independent from the electrical distribution network.

Energiz Solarstyl® Frame System

Installation costs, quality and guarantees are big issues in the solar energy field. We solved these issues with our product Solarstyl®.  Solarstyl® is a system developed with Arcelor Mittal and licensed to Energiz SA. Solarstyl® is a unique product that allows savings of up to 50% of the installation costs.

Solarstyl® has been developed to:

•	simplify photovoltaic roof and facade design;

•	offer a wide range of designs;

•	simplify / facilitate installation of the photovoltaic modules on the roof or on façade;

•	reduce the installation cost of the photovoltaic modules;

Table of Content
•	ensure water tightness of the entire photovoltaic structure; and

•	ensure an excellent mechanical resistance of the entire structure.

    The modules have been developed to withstand impact and provide wind resistance and corrosion resistance of the metallic structures.  The air and water tightness of the photovoltaic structure is ensured by the overlapping of the frames by means of the flashing strip and the special clip, specifically designed clips that are easy to use to install or fix the panel, and seals that are placed under the special clips. Ventilation of the photovoltaic modules occurs from underneath the Share, providing the possibility of recovering hot air.

    Additional features include:

•	easy changing of photovoltaic modules through a clip system;

•	interchangeable diodes which conform to the IP2X norm;

•	manufacturer‘s warranty for photovoltaic modules;

•	light and rigid frame, high mechanical resistance (5,400 Pa in static pressure / 2,400 Pa in depression); and

•	high corrosion resistance whatever the location.

Examples of added value product that NICE/Energiz factories can provide:

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

ITEM 3.             LEGAL PROCEEDINGS

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwisw, during the fourth quarter of the year ended December 31, 2010.

Table of Content
PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2010, there were approximately 211 shareholders of record of our common stock.  Our common stock currently is available for trading on the OTC:PK under the symbol “ERIP.”

       The following table sets forth the range of high and low bid prices of the Company’s common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.  The information set forth below was provided by Pink Sheets Services.

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
High	$3.00	$3.00	$3.00	$1.50
Low	$3,00	$3.00	$3.00	$1.50

2009
High	$0.05	$0.02	$0.02	$0.02
Low	$0.05	$0.02	$0.02	$0.02

Transfer Agent

The Company’s transfer agent and registrar of the common stock is:

Old Monmouth Stock Transfer Company
200 Memorial Parkway
Atlantic Highlands, NJ 07716
Phone: (732) 872-2727

Table of Content
Warrants

The Company has a Warrant to purchase 150,000 shares of common stock at $3.00 per share.

Options

The Company has a 1,000,000 Stock Option exercisable at $0.50 to David Brown the Company's Chairman and to Edward Whelan the Company's Chief Executive Officer.

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

Table of Content
Recent Sales of Unregistered Securities

The Company has not sold during any shares during its current fiscal year ended December 31, 2010.  Information with respect to previously reported sales prior to January 1, 2010 may be found in the Company’s prior year filings.

     On April 21, 2010 the Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase its authorized $0.0001 par value common shares from 40,000,000 to 100,000,000.  On April 26, 2010 the Articles of Amendment to Articles of Incorporation of Energiz Renewable, Inc. was filed with the Florida Secretary of State.

    On May 24, 2010, the Company authorized the issuance of 4,050,000 shares of common stock.  Of these shares, 3,000,000 were issued to Environmental Energy Enterprises LTD for the services of David Brown as Chairman of the Company, for bringing business opportunities to the Company, for the execution of an employment agreement, which was subsequently approved by the Board of Directors and for the transfer of the license owned by Energy Enterprises, LTD with Energiz International to the Company.  1,000,000 shares were issued to Pierre Villeneuve, 400,000 shares of which were for the execution of an employment agreement, which was subsequently approved by the Board of Directors and 600,000 of which were for the transfer of the license owned by Pierre Villeneuve with Energiz International to the Company.   The remaining 50,000 shares were issued to William Walling for compensation for serving on the Board of Directors of the Company.   The 4,050,000 shares were recorded at their fair value of $0.0286 per share, or $115,830.  The fair value was determined based upon the $300,000 cash consideration received under the Change of Control (See Note D).

    The Company did not allocate any value to the license agreements transferred because (a) the license agreements have a limited term period of three months (b) are renewable for additional three month intervals and (c) should the Company not obtain any funding to finance the projects, the licensors may not renew the licenses.

    On August 4, 2010, the Board of Directors approved the issuance of 12,940,000 shares of common stock under various employment and consulting agreements.  They approved the issuance of 600,000 shares each to Richard Tanenbaum and Edward Whelan for consulting services performed in facilitating the Stock Purchase Agreement. They further approved the issuance of a total of 3,240,000 shares of common stock to various employees and consultants for services.  No formal employment or consulting agreements exist with these individuals.  These shares were recorded at their fair value of $0.0286 per share, or $370,084.  Of this amount, $217,342 has been recognized during the year ended December 31, 2010 and the remaining $152,742 is being recognized over the remaining lives of the respective consulting agreements.

     On October 12, 2010, the Board of Directors approved the issuance of 270,000 shares of common stock under three consulting agreements which were effective during the three months ended September 30, 2010.

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

    The third agreement was with Ma’alot Green Ltd. P.C.(“Green”) for assistance in the purchase and development of industrial plant for the manufacture and/or assembly of systems and/or equipment and/or installations in the field of renewable energyin Yeruham, Israel.  Under the agreement, the Company is to pay Green 60,000 Israeli Shekels.  The 60,000 Shekels, or $20,000, was paid by a third party on behalf of the Company.

    The fair value of the above transactions was determined based upon the $300,000 cash consideration received under the Change in Control.

    On November 21, 2010, the Company approved the issuance of 200,000 shares of common stock to its’ former Chief Financial Officer for services.  These shares were recorded at their fair value of $1.50 per share, or $300,00 and were recognized in the year ended December 31, 2010.
 During the year ended December 31, 2010, the Company issued 500,000 shares of common stock under three joint venture agreements.  These shares were recorded at their fair value of $0.0286 per share, or $14,300.  See Note I for details.

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

Liquidity and Capital Resources

    For the year ended December 31, 2010, the registrant had a net loss of $3,213,019 resulting from compensation and benefit expense of $2,430,478, professional fees of $399,550 and travel and entertainment expenses of $347,017, resulting in the registrant having net cash used in operating activities of ($414,700) for the year ended December 31, 2010.

    For the year ended December 31, 2009, the registrant had a net loss of $397,988 resulting from accrued expenses of $374,400, and accounts payable of $23,100, resulting in the registrant had net cash used in operating activities of ($488) for the year ended December 31, 2009.

    For the year ended December 31, 2010, the Company had $418,000 in cash provided by financing activities, consisting of advances from management of $95,000 and proceeds from the issuance of demand notes of $323,000.  Of these demand notes, $175,000 was with the spouse of Company's Chairman.

    The Company did not have any financing activities in 2009.

Results of Operations

    In 1991, the Company ceased doing business and has not engaged in any enterprises through 2009 until March 17, 2010.

    For the year ended December 31, 2010, the registrant had no revenues and expenses of $3,213,019 resulting in a net loss of $3,213,019.  Expenses consisted of $2,430.478 compensation and benefit expenses, $399,550 professional fees, $347,017 travel and entertainment expenses, $19,502 in interest expense and $16,472 of other operating expenses.

    Comparatively, for the year ended December 31, 2009, the registrant had no revenues and expenses of $397,988 resulting in a net loss of $397,988. Expenses consisted of $360,000 in compensation and benefit expenses, $23,100 in professional fees and $14,888 in other operating expenses.

Going Concern and Management's Plans

   As indicated in the accompanying financial statements, the registrant incurred net losses of $(4,427,711) for the period January 15, 1988 (Inception) to December 31, 2010 and is considered a company in the development stage.  The registrant is seeking to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will be able to raise adequate additional capital in the equity markets.

Table of Content
Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The most significant accounting policy is the Company’s valuation of stock, options and warrants.  The Company values the issuance of stock, options and warrants at their fair value.  Due to the limited trading and volatility in the Company’s stock price, the fair value measurements can flucuate significantly.

See Note B to our consolidated financial statements for a summary of our signficant accounting policies.

Off-Balance Sheet Arrangements

    We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

    At December 31, 2010, the Company had the following contractual obligations relating to employment and consulting agreements:

Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

$3,840,000	$480,000	$1,440,000	$1,440,000	$480,000

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

Table of Content
ITEM 8    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
______________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Consolidated Statements of Changes in Stockholders’ Deficit	F-5

Notes to Consolidated Financial Statements	F-7

Table of Content
MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energiz Renewable, Inc.
(formerly C&G DEC Capital, Inc.)

We have audited the accompanying consolidated balance sheets of Energiz Renewable, Inc. (formerly C&G DEC Capital, Inc.) (a Development Stage Company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of years in the two year period ended December 31, 2010 and the period January 15, 1988 (Inception) to December 31, 2010.   Energiz Renewable, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energiz Renewable, Inc. (formerly C&G DEC Capital, Inc.) (a Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 and the period January 15, 1988 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the consolidated financial statements, the Company has incurred cumulative losses of $4,427,711 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters are also described in Note C.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC
Middletown, NJ
April 18, 2011

Table of Content

ENERGIZ RENEWABLE, INC.
Formerly C&G DEC Capital, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash	$3,300	$-
Total Current Assets	3,300	-

Total Assets	$3,300	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	489,197	53,663
Accrued Expenses	625,210	1,030,200
Advances from management	95,000	23,963
Notes Payable - Demand	323,000	-
Total Liabilities	1,532,407	1,107,826

Total Liabilities	1,532,407	1,107,826

STOCKHOLDERS' DEFICIT
Common stock, $.0001 Par Value,
40,000,000 shares authorized, 30,232,300 and
12,272,300 shares issued and outstanding
at December 31, 2010 and 2009, respectively	3,022	1,228
Additional paid-in capital	2,895,582	105,638
Deficit accumulated during development stage	(4,427,711)	(1,214,692)
Total Stockholders’ Deficit	(1,529,107)	(1,107,826)

Total Liabilities and Stockholders’ Deficit	$3,300	$-

See accompanying notes to consolidated financial statements.

Table of Content

ENERGIZ RENEWABLE, INC.
Formerly C&G DEC Capital, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			January 15, 1988
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$20,000

COSTS AND EXPENSES
Compensation and benefits	2,430,478	360,000	3,437,133
Professional fees	399,550	23,100	465,813
Travel and entertainment	347,017	-	347,017
Other operating expenses	16,472	14,888	178,246

Total cost and expenses	3,193,517	397,988	4,428,209

OPERATING LOSS	(3,193,517)	(397,988)	(4,408,209)

INTEREST EXPENSE	19,502	-	19,502

LOSS BEFORE INCOME TAXES	(3,213,019)	(397,988)	(4,427,711)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,213,019)	$(397,988)	$(4,427,711)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.16)	$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING	20,422,300	12,272,300

See accompanying notes to consolidated financial statements.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			January 15, 1988
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,213,019)	$(397,988)	$(4,427,711)
Adjustments to reconcile net loss to net cash
used in operating activities-
Stock based compensation	1,606,529	-	1,623,184
Imputed interest	3,647	-	3,647
Changes in operating assets and liabilities-
Accounts payable	499,933	23,100	553,596
Accrued expeneses	688,210	374,400	1,718,410
Advances from shareholders	-	-	24,635
Net cash used in operating activities	(414,700)	(488)	(504,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable - Demand	323,000	-	323,000
Proceeds from advances from management	95,000	-	95,000
Net proceeds from issuance of common stock	-	-	89,539
Net cash provided by financing activities	418,000	-	507,539

Net increase (decrease) in cash	3,300	(488)	3,300

CASH AT BEGINNING OF YEAR	-	488

CASH AT END OF YEAR	$3,300	$-	$3,300

SUPPLEMENTAL NON CASH ACTIVITIES:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Forgiveness of amounts due related parties	$1,117,163	$-	$1,117,163
Payment of accounts payable by management	$64,399	$-	$64,399

See accompanying notes to consolidated financial statements.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT -JANUARY 15, 1998 (INCEPTION) TO DECEMBER 31, 2010

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
January 15, 1988 (Inception)	-	$-	$-	$-	$-
Sale of stock, April 1988	90,000	9	32,930	-	32,939
Net loss- 1988	-	-	-	(2,550)	(2,550)
Balance, December 31, 1988	90,000	9	32,930	(2,550)	30,389

Capital contribution	-	-	2,600	-	2,600
Net loss- 1989	-	-	-	(19,243)	(19,243)
Balance, December 31, 1989	90,000	9	35,530	(21,793)	13,746

Sale of stock, November 26, 1990	16,300	2	53,798	-	53,800
Net loss- 1990	-	-	-	-	-
Balance, December 31, 1990	106,300	11	89,328	(21,793)	67,546

Net loss- 1991	-	-	-	(67,546)	(67,546)
Balance, December 31, 1991	106,300	11	89,328	(89,339)	-

Stock adjustment	400,000	40	(40)	-	-
Net loss- 1992 to 1999	-	-	-	-	-
Balance, December 31, 1998	506,300	51	89,288	(89,339)	-

Stock issued for services, July 2000	2,000,000	200	-	-	200
Net loss- 2000	-	-	-	(200)	(200)
Balance, December 31, 2000	2,506,300	251	89,288	(89,539)	-

Net loss- 2001 to 2006	-	-	-	-	-
Balance, December 31, 2006	2,506,300	$251	$89,288	$(89,539)	$-

See accompanying notes to consolidated financial statements.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT -JANUARY 15, 1998 (INCEPTION) TO DECEMBER 31, 2010

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2006	2,506,300	$251	$89,288	$(89,539)	$-
Shares issued to management and directors at par, March 22, 2007	6,716,000	672	-	-	672
Shares issued to management and directors at par, April 11, 2007	1,500,000	150	-	-	150
Shares issued to director at par, June 14, 2007	50,000	5	-	-	5
Shares issued to management and directors at par, December 20, 2007	1,500,000	150	16,350	-	16,500
Net loss for the year ended December 31, 2007	-	-	-	(347,102)	(347,102)
Balance, December 31, 1988	12,272,300	1,228	105,638	(436,641)	(329,775)

Net loss for the year ended December 31, 2008	-	-	-	(380,063)	(380,063)
Balance, December 31, 2008	12,272,300	1,228	105,638	(816,704)	(709,838)

Net loss for the year ended December 31, 2009	-	-	-	(397,988)	(397,988)
Balance, December 31, 2009	12,272,300	1,228	105,638	(1,214,692)	(1,107,826)

Shares issued for services	17,960,000	1,794	651,060	-	652,852
Options and warrrant issued for services	-	-	953,675	-	953,675
Forgivenses of debt by Management	-	-	1,117,163	-	1,117,163
Payment of expenses by Management	-	-	64,399	-	64,399
Imputed interest on loan from Management	-	-	3,647	-	3,647
Net loss for the year ended December 31, 2010	-	-	-	(3,213,019)	(3,213,019)
Balance, December 31, 2010	30,232,300	$3,022	$2,895,582	$(4,427,711)	$(1,529,107)

See accompanying notes to consolidated financial statements.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE A- NATURE OF BUSINESS:

Energiz Renewable, Inc. (formerly C&G DEC Capital, Inc.), the "Company", is a Florida corporation which became public when it's Registration Statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

The company was engaged in the publication of a local newspaper.  In 1991, the company ceased doing business and has not engaged in any enterprises since that time.  The company has remained as a nonfunctioning non-trading public shell corporation with no assets to date.  In 2010, as part of the changes in control described in Note D, the Company developed a business planto become an international vertically integrated energy company.  The execution of this business plan is highly dependendant upon the Company raised adequate working capital.  In 2010, the Company formed a subsidiary, ERI Israel, Ltd, which is wholly owned by the Company.  ERI Israel, Ltd. had no activity in 2010.

NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes.  Actual results could differ from those estimates.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable for a Developmental Stage Company, as defined by the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 915, and are expressed in U.S. dollars.

Certain reclassifications have been made to the historical financial statements in order to be comparable to the current year,

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

Earnings Per Share

The Company computes per share amounts in accordance with FASB ASC 260, Earnings per Share.  FASB ASC 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss)

Consolidated Financial Statements

The consolidated financial statements for the year ended December 31 2010 include accounts of Energiz Renewable, Inc., and its wholly owned subsidiary.  All intercompany balances and transactions were eliminated in consolidation.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Table of Content

ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE C- GOING CONCERN:

As indicated in the accompanying consolidated financial statements, the Company has incurred net losses of $4,427,711 for the period January 15, 1988 (Inception) to December 31, 2010 and is considered a company in the development stage.  The Company has developed a business plan to become a international vertically integrated energy company and is attempting to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D- CHANGE IN CONTROL:

On March 17, 2010, shareholders of the Company who owned 11,658,300 shares out of a total of 12,272,300 issued and outstanding common shares of the Company, entered into an agreement to sell to various new shareholders an aggregate of 10,492,470 of their common shares of the Company for an aggregate price of $300,000 with closing to take place on or before July 18, 2010.  Under this agreement, David Brown, the Company’s Chairman would own 8,789,400 of said shares and therefore a change of control of the Company would take place at that time.

On May 10, 2010 a Stock Purchase Agreement Addendum was executed to the above Stock Purchase Agreement which clarified that Edward T. Whelan and Richard H. Tanenbaum shall forgive any debt owed by the Company as of December 31, 2009, so that the Buyer had no further liability to either for any obligations incurred by the Company arising prior to January 1, 2010.  The only remaining obligations were for accounting and legal services and for services rendered by Edward T. Whelan and/or Richard H. Tanenbaum to the Company after December 31, 2009.

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

In connection with the closing of the stock purchase agreement, the former Management and principal shareholders agreed to forgive a total of $1,117,163 in accrued expenses and advances and to pay $64,399 in accounts payable of the Company.

NOTE E- STOCKHOLDERS' DEFICIT:

The Company completed a public offering on November 26, 1990.

On July 9, 2000, the Company issued 2,000,000 shares of its common stock for services rendered by various individuals at par.  The shares were valued at par as the Company had no operations and had nominal value.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE E- STOCKHOLDERS' DEFICIT (CONTINUED):

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

On December 20, 2007, the Company approved the issuance of 1,500,000 shares of stock for par value to officers and directors since they had not been paid for services performed.  The shares were valued at par value of $0.0001 or $150.

On April 21, 2010 the Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase its authorized $0.0001 par value common shares from 40,000,000 to 100,000,000.  On April 26, 2010 the Articles of Amendment to Articles of Incorporation of Energiz Renewable, Inc. was filed with the Florida Secretary of State.

On May 24, 2010, the Company authorized the issuance of 4,050,000 shares of common stock.  Of these shares, 3,000,000 were issued to Environmental Energy Enterprises LTD for the services of David Brown as Chairman of the Company, for bringing business opportunities to the Company, for the execution of an employment agreement, which was subsequently approved by the Board of Directors and for the transfer of the license owned by Energy Enterprises, LTD with Energiz International to the Company.  1,000,000 shares were issued to Pierre Villeneuve, 400,000 shares of which were for the execution of an employment agreement, which was subsequently approved by the Board of Directors and 600,000 of which were for the transfer of the license owned by Pierre Villeneuve with Energiz International to the Company.   The remaining 50,000 shares were issued to William Walling for compensation for serving on the Board of Directors of the Company.   The 4,050,000 shares were recorded at their fair value of $0.0286 per share, or $115,830.  The fair value was determined based upon the $300,000 cash consideration received under the Change of Control (See Note D).

The Company did not allocate any value to the license agreements transferred because (a) the license agreements have a limited term period of three months (b) are renewable for additional three month intervals and (c) should the Company not obtain any funding to finance the projects, the licensors may not renew the licenses.

On August 4, 2010, the Board of Directors approved the issuance of 12,940,000 shares of common stock under various employment and consulting agreements.  These shares were recorded at their fair value of $0.0286 per share, or $370,084.  Of this amount, $217,342 has been recognized during the year ended December 31, 2010 and the remaining $152,742 is being recognized over the remaining lives of the respective consulting agreements.  See Note H for details.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE E- STOCKHOLDERS' DEFICIT (CONTINUED):

During the year ended December 31, 2010, the Company issued 500,000 shares of common stock under three joint venture agreements.  These shares were recorded at their fair value of $0.0286 per share, or $14,300.  See Note I for details.

On October 12, 2010, the Board of Directors approved the issuance of 270,000 shares of common stock under three consulting agreements, effective September 30, 2010.  These shares were recorded at their fair value of $0.0286 per share, or $7,722. Of this amount, $5,382 has been recognized during the year ended December 31, 2010 and the remaining $2,340 is being recognized over the remaining lives of the respective consulting agreements.  See Note H for details.

The fair value of the above transactions was determined based upon the $300,000 cash consideration received under the Change in Control (See Note D.)

On November 21, 2010, the Company approved the issuance of 200,000 shares of common stock to its’ former Chief Financial Officer for services.  These shares were recorded at their fair value of $1.50 per share, or $300,00 and were recognized in the year ended December 31, 2010.

NOTE F- NOTES PAYABLE- DEMAND

On April 12, 2010, the Company received $100,000 from an investor under a Promissory Note dated April 8, 2010.  The Note was payable on demand or before October 8, 2010.  The Note bears interest at 8% per annum.  If the Note was not paid prior to December 31, 2010, the interest rate would rise to 12% per annum.  On December 22, 2010, the investor agreed to extend this Promissory Note for the period October 8, 2010 through June 15, 2011.  The interest rate on this Note over the extension period is 12%.

On various dates in 2010, the Company received a total of $175,000 from the spouse of the Chairman of the Company under a Promissory Note.  This Promissory Note was formalized in writing on July 14, 2010.  The Note was payable on demand or before December 20, 2010.  The Note bears interest at 10% per annum.  If the Note was not paid prior to December 31, 2010, the interest rate would rise to 12% per annum.  On April 8, 2011, the spouse of the Chairman agreed to extend this Promissory Note for the period December 20, 2010 through December 20, 2011.  The interest rate on this Note over the extension period is 12%.

On November 24, 2010, the Company received $48,000 from an investor under a Promissory Note dated November 24, 2010.  The Note is payable on demand or before November 24, 2011.  The Note bears interest at 8% per annum.  If the Note is not paid prior to December 1, 2011, the interest rate will rise to 10% per annum.

Interest expense of $15,855 has been accrued on these notes as of December 31, 2010.

NOTE G- RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company borrowed at total of $95,000 from a Company controlled by its’ Chief Executive Officer.  These loans are non interest bearing and have no repayment terms.  The Company has imputed interest at 10% amounting to $3,647 during the year ended December 31, 2010.

Combined, the Chairman and the CEO of the Company own over 52% of the outstanding common stock of the Company at December 31, 2010. Ats such, the Chairman and the CEO have thew effective power to control the vote on substantially all significant matters without the approval of other shareholders.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE G- EMPLOYMENT AND CONSULTING AGREEMENTS

On March 25, 2010, the Company engaged the Law Offices of SEC Attorneys, LLC.  The Company agreed to pay an annual fee of $66,000, payable at $5,550 per month.

On May 2, 2010, the Board of Directors approved an employment agreement with Pierre Villeneuve.  The agreement was approved retroactive to February 2, 2010, for a base salary of $120,000 for a three year term.  The agreement renews automatically for two additional three year terms.  The agreement allows for up to $5,000 as an automobile allowance.  The agreement can be terminated without cause by either party, however the employee will receive 3 years compensation as severance if the agreements are terminated by the Company.    Under the agreement, the employee received 400,000 shares for the execution of the employment agreement and 600,000 of which were for the transfer of the license owned by Pierre Villeneuve with Energiz International to the Company.

On August 4, 2010, the Board of Directors approved a consulting agreement with Richard Tanenbaum, the former President of the Company, for legal services.  The agreement was approved retroactively to January 1, 2010.  The agreement covers the following services:  (1) drafting of Stock Purchase Agreement and facilitating sale of the Company, (2) the preparation of a Private Placement Memorandum in conjunction with others: (3) drafting of contracts, joint venture agreements, etc., with Apollon Solar, Energiz SA and Vincent Industries; (4) drafting of such other documents as may be required in the efforts of the Company to finance and operate a company which is intended to be a major participant in the solar energy industry, a partner in new technologies in the domain, a manufacturing company and other projects in various countries throughout the world, including, but not limited to Israel, United States, France, Italy and others; (5) service on the Advisory Committee of ERI and (6) such other matters on an as requested basis.  Compensation for the first item above was 600,000 shares of common stock immediately upon closing of the Stock Purchase Agreement.  The attorneys’ fees for the performance of items two through four above shall be a fixed rate retainer of $12,000 per month, payable on the first of each month, for up to 60 hours per month of time/services rendered by Richard H. Tanenbaum.  This option is exercisable only upon execution hereof and shall be deemed effective as of January 1, 2010 and may not be canceled absent lack of performance by Richard H. Tanenbaum for a period of 12 months.  As of January 1, 2011 it shall automatically be extended for another 12 month period, absent termination by either party on or before December 31, 2010.  If less than 60 hours of service are required in any given month there shall be no credit therefore. If more than 60 hours of service are required in any given month such shall be billed at 90% of the attorneys’ normal hourly rates.  In addition, for performing item five above, Richard H. Tanenbaum shall be paid such stock or provided stock options in ERI on a basis similar to that provided to David Brown, Pierre Villeneuve, Edward T. Whelan and other key employees.

On August 4, 2010, the Board of Directors approved Employment Agreements with David Brown, Chairman of the Board and Secretary, and Edward Whelan, President and Board Member.  Each of these agreements was approved retroactive to January 1, 2010, and are for a base salary of $180,000 each for a three year term.  Each agreement renews automatically for two additional three year terms.  Each base salary shall be increased, but not decreased, by the percentage increase in the Company’s stock price during the preceding year, with a maximum increase of 50%.  Each individual shall receive 1,500,000 options, 500,000 to be issued on December 31, 2010 and exercisable at $0.50, 500,000 to be issued on December 31, 2011 and exercisable at $1.50 and 500,000 to be issued on December 31, 2010 and exercisable at $0.50, 500,000 each to be issued on December 31, 2012 and exercisable at $2.50.  Each individual is allowed up to $5,000 for an automobile allowance.  These agreements can be terminated without cause by either party, however each individual shall receive 3 years compensation as severance if the agreements are terminated by the Company.  Additionally, Edward Whelan was issued 8,000,000 shares of common stock under his employment agreement.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE G- EMPLOYMENT AND CONSULTING AGREEMENTS (CONTINUED)

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

On October 12, 2010, the Board of Directors approved the issuance of 270,000 shares of common stock under three consulting agreements which were effective during the three months ended September 30, 2010.

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

The third agreement was with Ma’alot Green Ltd. P.C.(“Green”) for assistance in the purchase and development of industrial plant for the manufacture and/or assembly of systems and/or equipment and/or installations in the field of renewable energyin Yeruham, Israel.  Under the agreement, the Company is to pay Green 60,000 Israeli Shekels.  The 60,000 Shekels, or $20,000, was paid by a third party on behalf of the Company.

NOTE H- JOINT VENTURE AGREEMENTS

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

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE I - COMMITMENTS AND CONTINGENCIES

In relation to employment and consulting agreements noted above, the following are the future commitments:

Year	Amount

2011	$480,000
2012	480,000
2013	480,000
2014	480,000
2015	480,000
Thereafter	1,440,000
$3,840,000

NOTE J- WARRANTS

In connection with the Lafferty consulting agreement, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock at $3.00 per share.  The following summarizes the activity for the year ended December 31, 2010:

	Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Life
Outstanding, December 31, 2009	-	-

Issued	150,000	150,000	$3.00	3 years
Exercised	-	-
Cancelled/ Forfeited	-	-

Outstanding, December 31, 2010	150,000	150,000	$3.00	2.52 years

The Company determined the fair value of the warrants to be $3,675, or $0.0245 per warrant, at the date of grant using the Black-Scholes option pricing model.  The following assumptions were used to calculate the fair value of the warrants:

Dividend yield	0%
Volatility	377%
Risk-free interest rate	2.20%
Expected life	1.5 years
Grant date stock price	$0.0245

NOTE K- STOCK OPTIONS

On April 11, 2011, the Board of Directors approved the issuance of 500,000 options each to its’ Chairman and Chief Executive Officer, effective December 31, 2010.  These options were issued in accordance with the employment contracts with these individuals.  The options vest immediately, are exercisable at $0.50 and expire on December 31, 2013.

Table of Content
ENERGIZ RENEWABLE, INC.
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE K- STOCK OPTIONS (CONTINUED)

The following summarizes the activity for the year ended December 31, 2010:

	Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Life
Outstanding, December 31, 2009	-	-

Issued	1,000,000	1,000,000	$0.50	3 years
Exercised	-	-
Cancelled/ Forfeited	-	-

Outstanding, December 31, 2010	1,000,000	1,000,000	$0.50	3 years

The aggregate intinsic value of the execisable options was $700,000 at December 31, 2010.  The Company determined the fair value of the warrants to be $950,000, or $0.95 per option, at the date of grant using the Black-Scholes option pricing model.  The following assumptions were used to calculate the fair value of the options:

Dividend yield	0%
Volatility	111%
Risk-free interest rate	1.50%
Expected life	3 years
Grant date stock price	$1.20

NOTE l - INCOME TAXES

ThThe Company follows FASB ASC 740, Income Taxes and recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At DeDecember 31, 2010 and 2009, these differences resulted in a deferred tax asset of approximately $700,000 and $276,000, respectively.  FASB ASC 740 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the Company has recorded a valuation allowance for the entire deDeferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2010.

ThThe Company's net operating loss carry forwards amounted to approximately $2,712,000 and $1,121,000 at December 31, 2010 and 2009, respectively and will expire between 2015 and 2025.

NOTE J- SUBSEQUENT EVENTS

On January 27, 2011, the Company received $50,000 from an investor under a Promissory Note dated January 27, 2011.  The Note is payable on demand or before January 27, 2012.  The Note bears interest at 8% per annum.  If the Note is not paid prior to January 27, 2012, the interest rate will rise to 10% per annum.

On March 2, 2011, the Company borrowed $500 from a Company controlled by its’ Chief Executive Officer.

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

ITEM 9A    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Interal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed by, or under the supemsion of a Company's principal executive and principal financal officer and effected by a Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Table of Content

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.   We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.   We do not have sufficient personnel working on our accounting functions to ensure we can timely file our quarterly and annual reports, as indicated by the filing of this annual report after the original due date (but within the extension period). Management evaluated the impact of our lack of internal accounting personnel to ensure we can timely file our required quarterly and annual reports and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to seek additional internal accounting personnel.

Table of Content
Management’s Report On Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	With Company Since	Director/Position
David Brown	70	02/2010	Chairman of the Board, and Director

Richard H. Tanenbaum	62	01/2006 to 2/2010	former President and Director

Edward T. Whelan	59	04/2007	Chief Executive Officer, Chief Financial Officer and Director

George Jochum	77	04/2007 to 2/2010	former Director

Theodore W. Urban	60	04/2007 to 2/2010	former Director

William N. Walling, Jr.	74	04/2007	Director

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

EDWARD T. WHELAN. - Director from April 1, 2007 to Present.  Chief Executive Officer and Chief Financial Officer from February 12, 2010 to Present.  Served as Chief Operating Officer from April 1, 2007 to February 12, 2010.  Mr. Whelan served as Chairman and Chief Executive Officer of Military Resale Group, Inc.  He negotiated and financed the acquisition of a private company with revenue of $750,000, completed a reverse merger into a publicly traded shell, with a twelve-fold growth rate of which revenues increased to just under $10 million.  From April 1998 until October 2003, Mr. Whelan served as the President and a principal stockholder of Xcel Associates, Inc., a company engaged in providing financial consulting to small and medium-sized companies, and to high net worth individuals.  From 1989 to December 2001, Mr. Whelan served as President and a principal shareholder of Shannon Investments, Inc., a consulting firm to small and medium-sized companies.  From 1984 to 1989 Mr. Whelan was a co-founder of Physicians Pharmaceutical Services, Inc. a publicly traded company that made the Inc. Magazine's fastest growing companies in America list.  From 1968 to 1971, Mr. Whelan attended St. Peters College in Jersey City, New Jersey, where he majored in Economics.  Mr. Whelan is the subject of a SEC investigation unrelated to our Company.  For further detail see section titles Risk Factors.

Table of Content

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

The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended December 31, 2010.

Name / Position	Year	Salary	Bonus	Stock		Other		Total
Edward T. Whelan
Director, Chief Executive Officer and Chief Financial Officer	2010	$180,000	$0	$93,218	1	$475,000	1	$748,218
	2009	180,000	0	0		0		180,000
	2008	180,000		0				180,000
Steve Swagel	2010	$12,000	$0	$300,000		0		$312,000
former Chief Financial Officer	2009	0	0	0		0		0
	2008	0	0	0		0		0

1. Edward T. Whelan received $245,960 in in stock, $93,218 recognized in 2010.  The remainder is being amortized.  In addition, he received $475,000 in stock options, all of which are recognized in 2010.  The options were valued at $.45 using the Black Scholes option pricing model, assuming a 0% dividend yield, 111% volatility, a 1.50% risk free rate and an expected life of 3 years.

Table of Content
Compensation Agreements

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

    On October 12, 2010, the Board of Directors approved the issuance of 270,000 shares of common stock under three consulting agreements which were effective during the three months ended September 30, 2010.

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

Table of Content

    The third agreement was with Ma’alot Green Ltd. P.C.(“Green”) for assistance in the purchase and development of industrial plant for the manufacture and/or assembly of systems and/or equipment and/or installations in the field of renewable energyin Yeruham, Israel.  Under the agreement, the Company is to pay Green 60,000 Israeli Shekels.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2010, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

Table of Content

Security Ownership of Beneficial Owners:

Title of Class	Name	Shares	Percent
Common Stock	David Brown (1)	10,948,800	36.20%

	Edward T. Whelan (2)	4,980,000	16.50%

		15,928,800	52.70%

(1)           Based on shares owned by David Brown individually and by Barbara Brown, his wife and by Environmental Energy Enterprises Ltd. as of April 18, 2010.
(2)    Based on shares owned by Grace Holdings, Inc. and Atlantic Investment Trust whom he controls.

Security Ownership of Management:

Title of Class	Name	Shares	Percent

Common Stock	Richard H. Tanenbaum	2,465,000	8.20%

	Edward T. Whelan	4,980,000	16.50%

	David Brown	10,948,000	36.20%

	Theodore W. Urban	400,000	1.30%

	George Jochum	275,000	0.91%

	Steven Swagel	200.000	0.70%

	William Walling	55,000	0.20%

All Directors and Executive Officers as a group (7 persons)		19,323,000	63.90%

Table of Content

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors' Fees

Aggregate fees for professional services rendered to the Company by Meyler & Company LLC as of, and for, the years ended December 31, 2009 and 2008 were as follows:

Type of Services	2010	2009
Audit Fees(1)	$62,000	$10,000
Audit Related Fees(2)
Tax Fees(3)
All Other Fees(4)

Total	$62,000	$10,000

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

Table of Content
PART IV

ITEM 15.             EXHIBITS AND REPORTS ON FORM 8-K

1.    Financial Statements

    The financial statements along with the report from Meyler & Company LLC dated April 18, 2011, appear in Part II, Item 8.

2.            Financial Statement Schedules

              The financial statement Schedules along with the report from Meyler & Company LLC dated April 18, 2011, appear in Part II, Item 8.

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

Table of Content

4.       Reports on Form 8-K:

                                                A Form 8-K was filed on December 21, 2010 regarding the change in trading symbol.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ENERGIZ RENEWABLE, INC.
(Registrant)

Date: April 18, 2011	By: /s/ EDWARD T. WHELAN
Edward T. Whelan
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/David Brown	David Brown	Chairman of the Board	April 18, 2011

/s/Edward T. Whelan	Edward T. Whelan	Chief Executive Officer, Chief Financial officer & Director	April 18, 2011

/s/William Walling	William Walling	Director	April 18, 2011