Form 10-Q
period 2011-03-31
C&G DEC CAPITAL, INC
filed 2011-05-23
CIK 859313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

As of May 23, 2011 there were 30,232,300 shares of common stock of the registrant issued and outstanding.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2010 Annual Report on Form 10-K and other filings with the SEC.

PART I

ITEM 1           FINANCIAL STATEMENTS

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2011
CONTENTS
______________________________________________________________________________________

Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	Page 5

Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period January 15, 1988 (inception) to March 31, 2011 (Unaudited)	6

Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period January 15, 1988 (inception) to March 31, 2011 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$374	$3,300
Total Current Assets	374	3,300

Total Assets	$374	$3,300

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	527,396	489,197
Accrued expenses	851,988	625,210
Advances from management	95,500	95,000
Notes payable - demand	393,000	323,000
Total Liabilities	1,867,884	1,532,407

Total Liabilities	1,867,884	1,532,407

STOCKHOLDERS' DEFICIT
Common stock, $.0001 Par Value,
40,000,000 shares authorized, 30,232,300
shares issued and outstanding at March 31, 2011
and December 31, 2010, respectively	3,022	3,022
Additional paid-in capital	2,917,585	2,895,582
Deficit accumulated during development stage	(4,788,117)	(4,427,711)
Total Stockholders’ Deficit	(1,867,510)	(1,529,107)

Total Liabilities and Stockholders’ Deficit	$374	$3,300

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
			For the Period
			January 15, 1988
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$20,000

COSTS AND EXPENSES
Compensation and benefits	237,985	63,000	3,675,118
Professional fees	73,558	375	539,371
Travel and entertainment	36,914	13,600	383,931
Other operating expenses	1,153	-	179,399

Total cost and expenses	349,610	76,975	4,777,819

OPERATING LOSS	(349,610)	(76,975)	(4,757,819)

INTEREST EXPENSE	10,796	-	30,298

LOSS BEFORE INCOME TAXES	(360,406)	(76,975)	(4,788,117)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(360,406)	$(76,975)	$(4,788,117)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	30,232,300	12,272,300

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the Period
			January 15, 1988
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,406)	$(76,975)	$(4,788,117)
Adjustments to reconcile net loss to net cash
used in operating activities-
Stock based compensation	19,652	-	1,642,836
Imputed interest	2,351	-	5,998
Changes in operating assets and liabilities-
Accounts payable	38,199	(8,500)	591,795
Accrued expeneses	226,778	63,000	1,945,188
Advances from shareholders	-	-	24,635
Net cash used in operating activities	(73,426)	(22,475)	(577,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable - Demand	70,000	25,000	393,000
Proceeds from advances from management	500	-	95,500
Net proceeds from issuance of common stock	-	-	89,539
Net cash provided by financing activities	70,500	25,000	578,039

Net increase (decrease) in cash	(2,926)	2,525	374

CASH AT BEGINNING OF YEAR	3,300	-	-

CASH AT END OF YEAR	$374	$2,525	$374

SUPPLEMENTAL NON CASH ACTIVITIES:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Forgiveness of amounts due related parties	$-	$-	$1,117,163
Payment of accounts payable by management	$-	$-	$64,399

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Energiz Renewable, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2010.

NOTE B- NATURE OF BUSINESS:

Energiz Renewable, Inc. (formerly C&G DEC Capital, Inc.), the "Company", is a Florida corporation which became public when it's Registration Statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

The company was engaged in the publication of a local newspaper.  In 1991, the company ceased doing business and has not engaged in any enterprises since that time. The Company has remained as a nonfunctioning non-trading public shell corporation until March 17, 2010 when the change in control occurred (See Note D.)  In 2010, the Company developed a business plan to become an international vertically integrated energy company. The execution of this business plan is highly dependendant upon the Company raised adequate working capital.

In 2010, the Company formed a subsidiary, ERI Israel, Ltd, which is wholly owned by the Company. ERI Israel, Ltd had no activity in 2010.

NOTE C- GOING CONCERN:

As indicated in the accompanying consolidated financial statements, the Company incurred net losses of $4,788,117 for the period January 15, 1988 (Inception) to March 31, 2011 and is considered a company in the development stage.  The Company has developed a business plan to become an international vertically integrated energy company and is attempting to raise additional capital for investment and working capital purposes. There is no assurance that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE D- CHANGE IN CONTROL

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

NOTE E- STOCKHOLDERS’ DEFICIT

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

 ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE E- STOCKHOLDERS’ DEFICIT (CONTINUED)

On April 21, 2010 the Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase its authorized $0.0001 par value common shares from 40,000,000 to 100,000,000. On April 26, 2010 the Articles of Amendment to Articles of Incorporation of Energiz Renewable, Inc. was filed with the Florida Secretary of State.

On May 24, 2010, the Company authorized the issuance of 4,050,000 shares of common stock. Of these shares, 3,000,000 were issued to Environmental Energy Enterprises LTD for the services of David Brown as Chairman of the Company, for bringing business opportunities to the Company, for the execution of an employment agreement, which was subsequently approved by the Board of Directors and for the transfer of the license owned by Energy Enterprises, LTD with Energiz International to the Company. 1,000,000 shares were issued to Pierre Villeneuve, 400,000 shares of which were for the execution of an employment agreement, which was subsequently approved by the Board of Directors and 600,000 of which were for the transfer of the license owned by Pierre Villeneuve with Energiz International to the Company. The remaining 50,000 shares were issued to William Walling for compensation for serving on the Board of Directors of the Company. The 4,050,000 shares were recorded at their fair value of $0.0286 per share, or
$115,830. The fair value was determined based upon the $300,000 cash consideration received under the Change of Control.

The Company did not allocate any value to the license agreements transferred because (a) the license agreements have a limited term period of three months (b) are renewable for additional three month intervals and (c) should the Company not obtain any funding to finance the projects, the licensors may not renew the licenses.

On August 4, 2010, the Board of Directors approved the issuance of 12,940,000 shares of common stock under various employment and consulting agreements. These shares were recorded at their fair value of $0.0286 per share, or $370,084. Of this amount, $217,342 has been recognized during the year ended December 31, 2010 and the remaining $152,742 is being recognized over the remaining lives of the respective consulting agreements.  For the three months ended March 31, 2011, the Company recognized an additional $18,805 relating to these agreements.

During the year ended December 31, 2010, the Company issued 500,000 shares of common stock under three joint venture agreements. These shares were recorded at their fair value of $0.0286 per share, or $14,300.

On October 12, 2010, the Board of Directors approved the issuance of 270,000 shares of common stock under three consulting agreements, effective September 30, 2010. These shares were recorded at their fair value of $0.0286 per share, or $7,722. Of this amount, $5,382 has been recognized during the year ended December 31, 2010 and the remaining $2,340 is being recognized over the remaining lives of the respective consulting agreements.  For the three months ended March 31, 2011, the Company recognized an additional $846 relating to these agreements.

The fair value of the above transactions was determined based upon the $300,000 cash consideration received under the Change in Control (See Note D.)

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE E- STOCKHOLDERS’ DEFICIT (CONTINUED)

On November 21, 2010, the Company approved the issuance of 200,000 shares of common stock to its’ former Chief Financial Officer for services. These shares were recorded at their fair value of $1.50 per share, or $300,000 and were recognized in the year ended December 31, 2010.

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

On March 26, 2011, the Company received $20,000 from the spouse of the Chairman of the Company under a Promissory Note dated March 26, 2011. The Note is payable on demand or before December 20, 2011. The Note bears interest at 10% per annum. If the Note is not paid prior to December 31, 2011, the interest rate will rise to 12% per annum.

Interest expense of $24,300 has been accrued on these notes through March 31, 2011.

NOTE G- RELATED PARTY TRANSACTIONS

The Company has borrowed at total of $95,500 from a Company controlled by its’ Chief Executive Officer. These loans are non interest bearing and have no repayment terms. The Company has imputed interest at 10% amounting to $5,998.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE G- RELATED PARTY TRANSACTIONS (CONTINUED)

Combined, the Chairman and the CEO of the Company own over 52% of the outstanding common stock of the Company at March 31, 2011  As such, the Chairman and the CEO have thew effective power to control the vote on substantially all significant matters without the approval of other shareholders

NOTE H- EMPLOYMENT AND CONSULTING AGREEMENTS

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

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE H- EMPLOYMENT AND CONSULTING AGREEMENTS (CONTINUED)

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

The third agreement was with Ma’alot Green Ltd. P.C. (“Green”) for assistance in the purchase and development of industrial plant for the manufacture and/or assembly of systems and/or equipment and/or installations in the field of renewable energyin Yeruham, Israel. Under the agreement, the Company paid Green 60,000 Israeli Shekels.

At March 31, 2011, the Company owed its’ former Chief Financial Officer $35,000.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

NOTE I - COMMITMENTS AND CONTINGENCIES

In relation to employment and consulting agreements noted above, the following are the future commitments:

Year                      Amount
2011                      $ 135,000
2012                         480,000
2013                         480,000
2014                         480,000
2015                         480,000
Thereafter            1,440,000
            $ 3,495,000

NOTE J- WARRANTS

In connection with the Lafferty consulting agreement, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock at $3.00 per share.  The following summarizes the activity for the three months ended March 31, 2011:

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE J- WARRANTS (CONTINUED)

	Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Life
Outstanding December 31, 2010	150,000	150,000	$3.00	2.52 years

Issued	-	-
Exercised	-	-
Cancelled/ Forfeited	-	-

Outstanding, March 31, 2011	150,000	150,000	$3.00	2.27 years

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

The following summarizes the activity for the three months ended March 31, 2011:

	Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Life
Outstanding December 31, 2010	1,000,000	1,000,000	$0.50	3 years

Issued	-	-
Exercised	-	-
Cancelled/ Forfeited	-	-

Outstanding, March 31, 2011	1,000,000	1,000,000	$0.50	2.75 years

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE K- STOCK OPTIONS (CONTINUED)

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

NOTE L - INCOME TAXES

ThThe Company follows FASB ASC 740, Income Taxes and recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At March 31, 2011 and December 31, 2010, these differences resulted in a deferred tax asset of approximately $785,000 and $700,000, respectively.  FASB ASC 740 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the Company has recorded a valuation allowance for the entire deDeferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at March 31, 2011 or December 31, 2010.

The Company's net operating loss carry forwards amounted to approximately $3,050,000 and $2,712,000 at March 31, 2011 and December 31, 2010, respectively and will expire between 2015 and 2026.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

 Liquidity and Capital Resources

    As of March 31, 2011, the Company's cash on hand was $374.

Cash used in operating activities for the three months period ended March 31, 2011 was $73,426, as compared to $22,475 for the three months ended March 31, 2010.  The net cash outflows from operating activities for the three months ended March 31, 2011 consists of a net loss of $360,406, offset by stock based compensation of $19,652, imputed interest of $2,351, an increase in accounts payable of $38,199, and an increase in accrued expenses of $226,778.

Results of Operations

    Since March 17, 2010, we have resumed operations as a business.  We are a US publicly traded company on the Over The Counter Pink Sheets trading under the symbol ERIP.PK.  Our vision is to become an international vertically integrated renewable energy company.  We are implementing our unique business model by initially establishing ourselves as a vertically integrated solar energy company, from production of solar panels through project acquisition, development, financing, installation and management, up to being an Independent Power Producer.

For the Three Month Period Ended March 31, 2011

    Operating expenses increased from $76,975 for the three months ending March 31, 2010 to $349,610 for the same period in 2011.  This was mainly due to increase in compensation and benefits from $63,000 for the three months ending March 31, 2010 to $237,985 for the same period in 2011, an increase in professional fees from $375 for the three months ending March 31, 2010 to $73,558 for the same period in 2011, an increase in travel and entertainment expenses from $13,600 for the three months ending March 31, 2010 to $36,914 for the same period in 2011.

    The Net loss increased from $76,975 for the three months ending March 31, 2010 to $360,406 for the same period in 2011.

Going Concern and Management's Plans

   As indicated in the accompanying financial statements, the registrant incurred net losses of $(4,788,117) for the period January 15, 1988 (Inception) to March 31, 2011 and is considered a company in the development stage.  The registrant is seeking to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will be able to raise adequate additional capital in the equity markets.

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

ITEM 4    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed by, or under the supervision of a Company's principal executive and principal financial officer and effected by a Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.   We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was applicable to us for the year ending December 31, 2010. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of March 31, 2011, our internal control over financial reporting is not effective based on those criteria.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended March 31, 2011.  Information with respect to previously reported sales prior to December 31, 2010 may be found in the Company’s prior filings.

ITEM 3     DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the year ended March 31, 2011.

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

ENERGIZ RENEWABLE, INC..
(Registrant)

Date: May 23, 2011	By: /s/ EDWARD T. WHELAN
Edward T. Whelan
Chief Executive Officer and
Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Edward T. Whelan	Edward T. Whelan	CEO, CFO & Director	May 23, 2011

/s/David Brown	David Brown	Secretary & Chairman of the Board	May 23, 2011

/s/William Walling	William Walling	Director	May 23, 2011