Form 10-Q
period 2011-06-30
Energiz Renewable, Inc.
filed 2011-08-22
CIK 859313

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

              Commission File Number      000-27279

                         Energiz Renewable, Inc.
        (Exact name of registrant as specified in its charter)

         FLORIDA                                 65-0106255
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification Number)

   135 First Street
   Keyport, New Jersey                               07735
  (Address of principal executive offices)        (Zip Code)

                           (732) 319-9235
         (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, August 22, 2011: Common Stock - 30,232,300

                ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                    (Formerly C&G DEC Capital, Inc.)
                     (A Development Stage Company)
                            FORM 10-Q
          For the quarterly period ended June 30, 2011
                             INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      20
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        21
Item 4.  Controls and Procedures                              21

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    24
Item 1A. Risk Factors                                         24
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        24
Item 3.  Defaults upon Senior Securities                      24
Item 4.  (Removed and Reserved)                               24
Item 5.  Other Information                                    24
Item 6.  Exhibits                                             24

SIGNATURES

                 ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                   (Formerly C&G DEC Capital, Inc.)
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS

                                             June 30,     December 31,
                                               2011           2010
                                            ----------     ----------
                                            (Unaudited)
                     ASSETS
CURRENT ASSETS
  Cash                                      $      397     $    3,300
                                            ----------     ----------
   Total Current Assets                            397          3,300

      Total Assets                          $      397     $    3,300
                                            ==========     ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts Payable                             604,678        489,197
  Accrued Expenses                           1,061,591        625,210
  Advances from shareholders                    96,000         95,000
  Notes Payable - Demand                       393,000        323,000
                                            ----------     ----------
   Total Current Liabilities                 2,155,269      1,532,407
      Total Liabilities                      2,155,269      1,532,407

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value,
    100,000,000 shares authorized,
    30,232,300 shares issued and
    outstanding at June 30, 2011
    and December 31, 2010                        3,022          3,022
  Additional paid-in capital                 2,939,848      2,895,582
  Deficit accumulated during
    development stage                       (5,097,742)    (4,427,711)
                                            ----------     ----------
   Total Stockholders' Deficit              (2,154,872)    (1,529,107)

Total Liabilities and Stockholders'
  Deficit                                   $      397     $    3,300
                                            ==========     ==========


        See accompanying notes to consolidated financial statements

                 ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                    (Formerly C&G DEC Capital, Inc.)
                    (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                            For the              For the       For the Period
                       Three Months Ended   Six Months Ended  January 15, 1988
                             June 30,             June 30,     (Inception) to
                       ------------------   ----------------        June 30,
                         2011       2010       2011       2010        2011
                      ---------  ---------  ---------  ---------  -----------
Revenues                      -          -          -          -   $   20,000

COSTS AND EXPENSES
 Compensation and
   benefits             214,870    406,345    452,855    469,345    3,889,988
 Professional fees       77,282    146,382    150,840    146,757      616,653
 Travel and Enter-
  tainment                    -     57,509     36,914     71,109      383,931
 Other operating
  expenses                  477      4,194      1,630      4,194      179,876
                      ---------  ---------  ---------  ---------  -----------
  Total costs and
   expenses	            292,629    614,430    642,239    691,405    5,070,448

OPERATING LOSS         (292,629)  (614,430)  (642,239)  (691,405)  (5,050,448)
INTEREST EXPENSE         16,996          -     27,792          -       47,294
                      ---------  ---------  ---------  ---------  -----------
LOSS BEFORE
 INCOME TAXES          (309,625)  (614,430)  (670,031)  (691,405)  (5,097,742)
PROVISION FOR
 INCOME TAXES                 -          -          -          -            -
                      ---------  ---------  ---------  ---------  -----------

NET LOSS              $(309,625) $(614,430) $(670,031) $(691,405) $(5,097,742)
                      =========  =========  =========  =========  ===========
NET LOSS PER COMMON
 SHARE (Basic and
 Diluted)             $   (0.01) $   (0.04) $   (0.02) $    (.05)
                      =========  =========  =========  =========
Weighted average
  shares outstanding 30,232,300 13,937,300 30,232,300 13,104,800
                     ========== ========== ========== ==========

    See accompanying notes to consolidated financial statements.

                        ENERGIZ RENEWABLE, INC.
                   (Formerly C&G DEC Capital, Inc.)
                   (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                             For the Period
                                         Six Months Ended   January 15, 1988
                                             June 30,        (Inception) to
                                       -------------------       June 30,
                                          2011       2010          2011
                                       ---------  ---------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $(670,031) $(691,405)   $(5,097,742)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities -
   Stock based compensation                39,522    115,830      1,662,706
   Imputed interest                         4,744          -          8,391
 Changes in operating assets and
  liabilities -
   Accounts payable                       115,481     84,899        669,077
   Accrued expenses                       436,381    243,000      2,154,791
   Advances from shareholders                   -          -         24,635
                                       ---------  ---------    -----------
    Net cash used in operating
     activities                          (73,903)  (247,676)      (578,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable - Demand     70,000    250,000        393,000
 Proceeds from advances from management    1,000          -         96,000
 Net proceeds from issuance of common
  stock                                        -          -         89,539
                                       ---------  ---------    -----------
    Net cash provided by financing
     Activities                           71,000    250,000        578,539
                                       ---------  ---------    -----------
    Net increase (decrease) in cash       (2,903)     2,324            397

CASH AT BEGINNING OF PERIOD                3,300          -              -
                                       ---------  ---------    -----------
CASH AT END OF PERIOD                  $     397  $   2,324    $       397
                                       =========  =========    ===========

SUPPLEMENTAL NON CASH ACTIVITIES:
  Cash paid for interest               $       -  $       -    $         -
  Cash paid for taxes                  $       -  $       -    $         -
  Forgiveness of amounts due related
   parties                             $       -  $       -    $ 1,117,163
  Payment of accounts payable by
   management                          $       -  $       -    $    64,399

     See accompanying notes to consolidated financial statements.

                     ENERGIZ RENEWABLE, INC.
                 Formerly C&G DEC Capital, Inc.
                 (A Development Stage Company)
      Consolidated Statement of Stockholders' Deficit (Unaudited)

                                 Common Stock        Additional       Deficit
                               -----------------      Paid-in    Accumulated During
                               Shares     Amount      Capital    Development Stage     Total
                               ------     ------     ----------  ------------------    -----
January 15, 1988 (Inception)         -    $     -   $         -     $         -   $         -
 Sale of stock, April 1988      90,000          9        32,930               -        32,939
 Net loss for year ended
  December 31, 1988                  -          -             -          (2,550)       (2,550)
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 1988      90,000          9        32,930          (2,550)       30,389

 Contributed capital                 -          -         2,600               -         2,600
 Net loss for year ended
  December 31, 1989                  -          -             -         (19,243)      (19,243)
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 1989      90,000          9        35,530         (21,793)       13,746

 Sale of stock, November 26,
  1990                          16,300          2        53,798               -        53,800
 Net loss for year ended
  December 31, 1990                  -          -             -               -             -
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 1990     106,300         11        89,328         (21,793)       67,546

 Net loss for year ended
  December 31, 1991                  -          -             -         (67,546)      (67,546)
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 1991     106,300         11        89,328         (89,339)            -

 Stock adjustment              400,000         40           (40)              -             -
 Net loss for the years ended
  December 31, 1992 to 1999          -          -             -               -             -
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 1999     506,300         51        89,288         (89,339)            -

 Stock issued for services,
  July 2000                  2,000,000        200             -               -           200
 Net loss for year ended
  December 31, 2000                  -          -             -            (200)         (200)
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 2000   2,506,300        251        89,288         (89,539)            -




 Net loss for the years ended
  December 31, 2001 to 2006          -          -             -               -             -
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 2006   2,506,300        251        89,288         (89,539)            -

Shares issued to management
 and directors at par, March
 22, 2007                    6,716,000        672             -               -           672
Shares issued to management
 and directors at par, April
 11, 2007                    1,500,000        150             -               -           150
Shares issued to director at
 par, June 14, 2007             50,000          5             -               -             5
Shares issued to management
 and directors at par,
 December 20, 2007           1,500,000        150        16,350               -        16,500
Net loss for the year ended
 December 31, 2007                   -          -             -        (347,102)     (347,102)
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 2007  12,272,300      1,228       105,638        (436,641)     (329,775)

Net loss for the year ended
 December 31, 2008                   -          -             -        (380,063)     (380,063)
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 2008  12,272,300      1,228       105,638        (816,704)     (709,838)

Net loss for the year ended
 December 31, 2009                   -          -             -        (397,988)     (397,988)
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 2009  12,272,300      1,228       105,638      (1,214,692)   (1,107,826)

Shares issued for services  17,960,000      1,794       651,060               -       652,854
Options and warrrant issued
 for services                        -          -       953,675               -       953,675
Forgiveness of debt by
 management                          -          -     1,117,163               -     1,117,163
Payment of accounts payable
 by management                       -          -        64,399               -        64,399
Imputed interest on
 shareholder loans                   -          -         3,647               -         3,647
Net loss for the year
 ended December 31, 2010             -          -             -      (3,213,019)   (3,213,019)
                            ----------    -------   -----------     -----------   -----------
Balance, December 31, 2010  30,232,300      3,022     2,895,582      (4,427,711)   (1,529,107)




Stock based compensation             -          -        39,522               -        39,522
Imputed interest on
 shareholder loans                   -          -         4,744               -         4,744
Net loss for the six months
 ended June 30, 2011                 -          -             -        (670,031)     (670,031)
                            ----------    -------   -----------     -----------   -----------
Balance, June 30, 2011      30,232,300    $ 3,022   $ 2,939,848     $(5,097,742)  $(2,154,872)
                            ==========    =======   ===========     ===========   ===========

         See accompanying notes to consolidated financial statements.

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                   (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included. Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Energiz Renewable, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2010.

NOTE B- NATURE OF BUSINESS:

Energiz Renewable, Inc. (formerly C&G DEC Capital, Inc.), the
"Company", is a Florida corporation which became public when it's
Registration Statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

The Company was engaged in the publication of a local newspaper. In 1991, the Company ceased doing business and has not engaged in any enterprises since that time. The Company has remained as a nonfunctioning non-trading public shell corporation until March 17, 2010 when the change in control occurred (See Note D.) In 2010, the Company developed a business plan to become an international vertically integrated energy company. The execution of this business plan is highly dependant upon the Company raising adequate working capital.

In 2010, the Company formed a subsidiary, ERI Israel, Ltd, which is wholly owned by the Company. ERI Israel, Ltd had no activity in 2010 or 2011.

NOTE C - GOING CONCERN:

As indicated in the accompanying consolidated financial statements, the Company incurred net losses of $5,097,742 for the period January 15, 1988 (Inception) to June 30, 2011 and is considered a company in the development stage. The Company has developed a business plan to become an international vertically integrated energy company and is attempting to raise additional capital for investment and working capital purposes. There is no assurance that the Company will be able to raise

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                   (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE C - GOING CONCERN (Continued)

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

NOTE D- CHANGE IN CONTROL

On March 17, 2010, shareholders of the Company that owned 11,658,300 shares out of a total of 12,272,300 issued and outstanding common shares of the Company entered into an agreement to sell to various new shareholders an aggregate of 10,492,470 of their common shares of the Company for an aggregate price of $300,000 with closing to take place on or before July 18, 2010. Under said agreement, David Brown, the Company's Chairman of the Board would own 8,789,400 of said shares and therefore a change of control of the Company would take place at that time.

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

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                   (A Development Stage Company
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE E - STOCKHOLDERS' DEFICIT

The Company completed a public offering on November 26, 1990.

On July 9, 2000, the Company issued 2,000,000 shares of its common stock for services rendered by various individuals at par. The shares were valued at par as the Company had no operations and had nominal value.

On March 22, 2007, the Company approved and issued 6,716,000 shares of stock to officers and directors or their assigns at par value of $0.0001.

On April 11, 2007, the Company approved and issued 1,500,000 shares of stock to officers and directors or their assigns at par value of $0.0001. Additionally, the Company approved and issued 50,000 shares to a director at par value of $0.0001.

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

On May 24, 2010, the Company authorized the issuance of 4,050,000 shares of common stock. 3,000,000 of these shares were issued to Environmental Energy Enterprises LTD for the services of David Brown as Chairman of the Company, for bringing business opportunities to the Company, for the execution of an employment agreement, which was subsequently approved by the Board of Directors and for the transfer of the license owned by Energy Enterprises, LTD with Energiz International to the Company. 1,000,000 shares were issued to Pierre Villeneuve, 400,000 shares of which were for the execution of an employment agreement, which was subsequently approved by the Board of Directors and 600,000 of which were for the transfer of the license owned by Pierre Villeneuve with Energiz International to the Company. The remaining 50,000 shares were issued to William Walling for compensation for serving on the Board of Directors of the Company. The 4,050,000 shares were recorded at their fair value of $0.0286 per share, or $115,830. The fair value was determined based upon the $300,000 cash consideration received under the Change of Control.

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                   (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE E- STOCKHOLDERS' DEFICIT (CONTINUED)

The Company did not allocate any value to the license agreements transferred because (a) the license agreements have a limited term period of three months (b) are renewable for additional three month intervals and (c) should the Company not obtain any funding to finance the projects, the licensors may not renew the licenses.

On August 4, 2010, the Board of Directors approved the issuance of 12,940,000 shares of common stock under various employment and consulting agreements. These shares were recorded at their fair value of $0.0286 per share, or $370,084. $217,342 of this amount has been recognized during the year ended December 31, 2010 and the remaining $152,742 is being recognized over the remaining lives of the respective consulting agreements. For the three months ended March 31, 2011, the Company recognized an additional $18,805 relating to these agreements.

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

On November 21, 2010, the Company approved the issuance of 200,000 shares of common stock to its' former Chief Financial Officer for services. These shares were recorded at their fair value of $1.50 per share, or $300,000 and recognized in the year ended December 31, 2010.

NOTE F- NOTES PAYABLE- DEMAND

On April 12, 2010, the Company received $100,000 from an investor under a Promissory Note dated April 8, 2010. The Note was payable on demand or before October 8, 2010. The Note bears interest at 8% per annum. If the Note was not paid prior to December 31, 2010, the interest rate would rise to 12% per annum. On December 22, 2010, the investor agreed to extend this Promissory Note for the period through June 15, 2011. On

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

June 16, 2011, the investor agreed to extend this Promissory Note for the period through September 15, 2011. The interest rate on this Note over the extension periods is 12%.

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

Interest expense of $38,903 has been accrued on these notes through June 30, 2011.


NOTE G- RELATED PARTY TRANSACTIONS

The Company has borrowed a total of $96,000 from a Company controlled by its' Chief Executive Officer. These loans are non interest bearing and have no repayment terms. The Company has imputed interest at 10% amounting to $8,391 through June 30, 2011.

Combined, the Chairman and the CEO of the Company own over 52% of the outstanding common stock of the Company at June 30, 2011 As such, the Chairman and the CEO have the effective power to control the vote on substantially all significant matters without the approval of other shareholders.

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                   (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE H- EMPLOYMENT AND CONSULTING AGREEMENTS

On March 25, 2010, the Company engaged the Law Offices of SEC
Attorneys, LLC. The Company agreed to pay an annual fee of $66,000, payable at $5,550 per month. This agreement ended on on June 1, 2011.

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

On August 4, 2010, the Board of Directors approved a consulting agreement with Richard Tanenbaum, the former President of the Company, for legal services. The agreement was approved retroactively to January 1, 2010. The agreement covers the following services: (1) drafting of Stock Purchase Agreement and facilitating sale of the Company, (2) the preparation of a Private Placement Memorandum in conjunction with others: (3) drafting of contracts, joint venture agreements, etc., with Apollon Solar, Energiz SA and Vincent Industries; (4) drafting of such other documents as may be required in the efforts of the Company to finance and operate a company which is intended to be a major participant in the solar energy industry, a partner in new technologies in the domain, a manufacturing company and other projects in various countries throughout the world, including, but not limited to Israel, United States, France, Italy and others; (5) service on the Advisory Committee of ERI and (6) such other matters on an as requested basis. Compensation for the first item above was 600,000 shares of common stock immediately upon closing of the Stock Purchase Agreement. The attorneys' fees for the performance of items two through four above shall be a fixed rate retainer of $12,000 per month, payable on the first of each month, for up to 60 hours per month of time/services rendered by Richard H. Tanenbaum. This option is exercisable only upon execution hereof and shall be deemed effective as of January 1, 2010 and may not be canceled absent lack of performance by Richard H. Tanenbaum for a period of 12 months. As of January 1, 2011 it shall automatically be extended for another 12 month period, absent termination by either party on or before December 31, 2010. If less than 60 hours of service are required in any given month there shall be no credit therefore. If more than 60 hours of service are required in any given month such shall be billed at 90% of the attorneys' normal hourly rates. In addition, for performing item five above, Richard H.

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE H- EMPLOYMENT AND CONSULTING AGREEMENTS (Continued)

Tanenbaum shall be paid such stock or provided stock options in ERI on a basis similar to that provided to David Brown, Pierre Villeneuve, Edward T. Whelan and other key employees.

On August 4, 2010, the Board of Directors approved Employment Agreements with David Brown, Chairman of the Board and Secretary, and Edward Whelan, President and Board Member. Each of these agreements was approved retroactive to January 1, 2010, and are for a base salary of $180,000 each for a three year term. Each agreement renews automatically for two additional three year terms. Each base salary shall be increased, but not decreased, by the percentage increase in the Company's stock price during the preceding year, with a maximum increase of 50%. Each individual shall receive 1,500,000 options, 500,000 to be issued on December 31, 2010 and exercisable at $0.50, 500,000 to be issued on December 31, 2011 and exercisable at $1.50 and 500,000 to be issued on December 31, 2010 and exercisable at $0.50, 500,000 each to be issued on December 31, 2012 and exercisable at $2.50. Each individual is allowed up to $5,000 for an automobile allowance. These agreements can be terminated without cause by either party, however each individual shall receive 3 years compensation as severance if the agreements are terminated by the Company. Additionally, Edward Whelan was issued 8,000,000 shares of common stock under his employment agreement.

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

The first agreement was with R.F. Lafferty & Co., Inc. ("Lafferty") which was effective July 7, 2010. As compensation, the Company agreed to pay to Lafferty, or its designees, 150,000 restricted common shares of the Company, a warrant to purchase 150,000 shares of the Company's stock at an exercise price of $3. This warrant has cashless exercise rights and expires at the latest date of any securities issued under the consulting agreement, but in no event expiring in less than three years from date of issuance. Additionally, Lafferty will be paid stipulated proceeds from any financing that is executed.

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE H- EMPLOYMENT AND CONSULTING AGREEMENTS

The second agreement was with Thomas Hanlon, and was effective
September 1, 2010 and has a term of one year. As compensation, the Company agreed to pay to Thomas Hanlon 100,000 common shares of the Company. Additionally, Thomas Hanlon will be paid stipulated proceeds from any financing that is executed.

The third agreement was with Ma'alot Green Ltd. P.C. ("Green") for assistance in the purchase and development of industrial plant for the manufacture and/or assembly of systems and/or equipment and/or installations in the field of renewable energy in Yeruham, Israel. Under the agreement, the Company paid Green 60,000 Israeli Shekels.

At June 30, 2011, the Company owed its' former Chief Financial Officer
$35,000.

NOTE I- JOINT VENTURE AGREEMENTS

On May 3, 2010, the Company entered into a Joint Venture Agreement with Corville Development GMBH for the development of up to 5 sites in Italy. The Company will have the option to develop each of these sites. The development of these sites is contingent on receiving government grants and private financing. The Company has agreed to issue 250,000 shares of common stock within 30 days of closing the agreement, 100,000 shares of stock within 30 days of any plants connecting 10 megawatts ("MW") to the electrical grid, and 100,000 shares of stock within 30 days of any plants connecting 20 MW to the electrical grid.

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

To date, the Company has not developed any sights relating to the above joint ventures.

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                   (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE J- COMMITMENTS AND CONTINGENCIES

In relation to employment and consulting agreements noted above, the following are the future commitments:

Year 		Amount
2011	 	$  240,000
2012 		   480,000
2013	 	   480,000
2014		   480,000
2015		   480,000
Thereafter   1,440,000
            ----------
            $3,600,000

NOTE K- WARRANTS

In connection with the Lafferty consulting agreement, the Company issued a warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share. The following summarizes the activity for the six months ended June 30, 2011:

                                                              Weighted
                                                               Average    Weighted
                                                              Exercise    Average
                                     Outstanding  Exercisable   Price       Life
                                     -----------  ----------- --------    --------
Outstanding December 31, 2010           150,000      150,000   $ 3.00    2.52 years

Issued                                        -            -
Exercised                                     -            -
Cancelled/ Forfeited                          -            -
                                      ---------    ---------   ------    ----------
Outstanding, June 30, 2011              150,000      150,000   $ 3.00    2.02 years
                                      =========    =========   ======    ==========

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

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE L- STOCK OPTIONS

On April 11, 2011, the Board of Directors approved the issuance of 500,000 options each to its' Chairman and Chief Executive Officer, effective December 31, 2010. These options were issued in accordance with the employment contracts with these individuals. The options vest immediately, are exercisable at $0.50 and expire on December 31, 2013.

The following summarizes the activity for the six months ended June 30, 2011:

                                                              Weighted
                                                               Average    Weighted
                                                              Exercise    Average
                                     Outstanding  Exercisable   Price       Life
                                     -----------  ----------- --------    --------
Outstanding December 31, 2010         1,000,000    1,000,000   $ 0.50      3 years

Issued                                        -            -
Exercised                                     -            -
Cancelled/ Forfeited                          -            -
                                      ---------    ---------   ------    ----------
Outstanding, June 30, 2011            1,000,000    1,000,000   $ 0.50    2.51 years
                                      =========    =========   ======    ==========

The aggregate intrinsic value of the exerbcisable options was $700,000 at December 31, 2010. The Company determined the fair value of the warrants to be $950,000, or $0.95 per option, at the date of grant using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of the options:

Dividend yield                       0%
Volatility                         111%
Risk-free interest rate           1.50%
Expected life                   3 years
Grant date stock price           $ 1.20

NOTE M - INCOME TAXES

The Company follows FASB ASC 740, Income Taxes and recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At June 30, 2011 and December 31, 2010, these differences resulted in a deferred tax asset of approximately $857,000 and $700,000, respectively. FASB ASC 740 requires the establishment of a

               ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
                  (Formerly C&G DEC Capital, Inc.)
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2011
                             (UNAUDITED)

NOTE M - INCOME TAXES (CONTINUED)

valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at June 30, 2011 or December 31, 2010.

The Company's net operating loss carry forwards amounted to approximately $3,337,000 and $2,712,000 at June 30, 2011 and December 31, 2010, respectively and will expire between 2015 and 2026.

NOTE N- SUBSEQUENT EVENTS

On August 3, 2011, the Company borrowed an additional $500 from a Company controlled by its' Chief Executive Officer. This loan is non interest bearing and has no repayment terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for the Company's services and products are dependent on, among other things, general economic conditions which are cyclical in nature. The Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short term or long term liquidity. Sources of liquidity both internal and external will come from the sale of the Company's services and products as well as the private sale of the Company's stock. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the Company's continuing operations. There are no known causes for any material changes from period to period in one or more line items of the Company's financial statements.

Liquidity and Capital Resources. As of June 30, 2011, the Company's cash on hand was $397.

For the six months ended June 30, 2011 and 2010, the Company did not pursue any investing activities.

For the six months ended June 30, 2011, the Company received proceeds from Notes Payable - Demand of $70,000 and proceeds from advances from management of $1,000. As a result, the Company had net cash provided by financing activities of $71,000 for the six months ended June 30, 2011

For the six months ended June 30, 2010, the Company received proceeds from Notes Payable - Demand of $250,000 resulting net chase from financing activities of $250,000.

Results of Operations. Since March 17, 2010, we have resumed operations as a business. We are a US publicly traded company on the Over The Counter Pink Sheets trading under the symbol ERIP.PK. We intend to become an international vertically integrated renewable energy company. We are implementing our business model by initially establishing ourselves as a vertically integrated solar energy company, from production of solar panels through project acquisition, development, financing, installation and management, up to being an independent power producer.

For the Three Months Ended June 30, 2011 compared to June 30, 2010
------------------------------------------------------------------
For the three months ended June 30, 2011 and 2010, we did not receive any revenue.

Operating expenses decreased from $614,430 for the three months ending June 30, 2010 to $292,629 for the same period in 2011. This was mainly due to decrease in compensation and benefits from $406,345 for the three months ending June 30, 2010 to $214,870 for the same period in 2011, a decrease in professional fees from $146,382 for the three months ending June 30, 2010 to $77,282 for the same period in 2011, a decrease in travel and entertainment expenses from $57,509 for the three months ending June 30, 2011 to $0 for the same period in 2011.

The net loss decreased from $614,430 for the three months ending June 30, 2010 to $309,625 for the same period in 2011.

For the Six Months Ended June 30, 2011 compared to June 30, 2010
------------------------------------------------------------------
For the six months ended June 30, 2011 and 2010, we did not receive any revenue.

Operating expenses decreased from $691,405 for the six months ending June 30, 2010 to $642,239 for the same period in 2011. This was mainly due to a decrease in compensation and benefits from $469,345 for the six months ending June 30, 2010 to $452,855 for the same period in 2011, a slight increase in professional fees from $146,757 for the six months ending June 30, 2010 to $150,840 for the same period in 2011, a decrease in travel and entertainment expenses from $71,109 for the six months ending June 30, 2010 to 36,914 for the same period in 2011.

The net loss decreased from $619,405 for the six months ending June 30, 2010 to $670,031 for the same period in 2011.

Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The Company has incurred losses of approximately $(670,031) and $(691,405) during the six months ended June 30, 2011 and the six months ended June 30, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.


Item 4.  Controls and Procedures

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter from prior periods that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Edward T. Whelan, our chief executive officer, chief financial officer and director received a Wells notice on June 14, 2010 informing him that the staff of the Securities and Exchange Commission intended to recommend that the SEC file a complaint in Federal District Court against him and Grace Holding, Inc., an entity controlled by Mr. Whelan that is a shareholder of the Company. The complaint would allege that they both violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 for misappropriation of funds and the manipulation of a stock unrelated to the Company. Without admitting or denying the allegations, Mr. Whelan agreed to a final judgment relating to this matter providing for a three year penny stock bar and a fine of $37,000 that has not yet been paid.


Item 1A.  Risk Factors
          Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   (Removed and Reserved)

Item 5.   Other Information
          None

Item 6.   Exhibits

  Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  Exhibit 101.INS**   XBRL Instance Document
  Exhibit 101.SCH**   XBRL Taxonomy Extension Schema Document
  Exhibit 101.CAL**   XBRL Taxonomy Extension Calculation Linkbase
                       Document
  Exhibit 101.DEF**   XBRL Taxonomy Extension Definition Linkbase
                       Document
  Exhibit 101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
  Exhibit 101.PRE**   XBRL Taxonomy Extension Presentation Linkbase
   Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 22, 2011

Energiz Renewable, Inc.

By: /s/Edward T. Whelan
---------------------------
Edward T. Whelan
Chief Executive Officer
Principal Financial Officer