Form 10-Q
period 2011-09-30
Energiz Renewable, Inc.
filed 2011-11-22
CIK 859313

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  000-27279

Energiz Renewable, Inc.

 (Exact name of registrant as specified in its charter)

Florida	65-0106255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

135 First Street, Keyport, NJ	07735
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 21, 2011:

Common Stock  -  30,232,300

ENERGIZ RENEWABLE, INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. (Removed and Reserved)	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 291	$ 3,300
Total Current Assets	291	3,300

Total Assets	$ 291	$ 3,300

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	635,026	489,197
Accrued expenses	1,249,260	625,210
Advances from management	96,500	95,000
Notes payable - demand	418,726	323,000
Total Current Liabilities	2,399,512	1,532,407

Total Liabilities	2,399,512	1,532,407

STOCKHOLDERS' DEFICIT
Common stock, $.0001 Par Value,
100,000,000 shares authorized, 30,232,300
shares issued and outstanding at September 30,
2011 and December 31, 2010, respectively	3,022	3,022
Additional paid-in capital	2,962,150	2,895,582
Deficit accumulated during development stage	(5,364,393)	(4,427,711)
Total Stockholders’ Deficit	(2,399,221)	(1,529,107)

Total Liabilities and Stockholders’ Deficit	$ 291	$ 3,300

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the Period
					January 15, 1988
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$ -	$ -	$ -	$ -	$ 20,000

COSTS AND EXPENSES
Compensation and benefits	214,870	434,738	667,725	904,083	4,104,858
Professional fees	40,613	164,454	191,453	311,211	657,266
Travel and entertainment	-	180,740	36,914	251,849	383,931
Other operating expenses	341	8,717	1,971	12,911	180,217

Total cost and expenses	255,824	788,649	898,063	1,480,054	5,326,272

OPERATING LOSS	(255,824)	(788,649)	(898,063)	(1,480,054)	(5,306,272)

INTEREST EXPENSE	10,827	11,726	38,619	11,726	58,121

LOSS BEFORE INCOME TAXES	(266,651)	(800,375)	(936,682)	(1,491,780)	(5,364,393)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$ (266,651)	$(800,375)	$(936,682)	$(1,491,780)	$ (5,364,393)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.09)

WEIGHTED AVERAGE SHARES
OUTSTANDING	30,232,300	25,058,344	30,232,300	17,142,447

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			January 15, 1988
	For the Niine Months Ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (936,682)	$ (1,491,780)	$ (5,364,393)
Adjustments to reconcile net loss to net cash
used in operating activities-
Stock based compensation	59,392	332,068	1,682,576
Imputed interest	7,176	1,274	10,823
Changes in operating assets and liabilities-
Accounts payable	145,829	353,292	699,425
Accrued expeneses	639,776	436,452	2,358,186
Advances from shareholders	-	-	24,635
Net cash used in operating activities	(84,509)	(368,694)	(588,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable - Demand	80,000	275,000	403,000
Proceeds from advances from management	1,500	94,000	96,500
Net proceeds from issuance of common stock	-	-	89,539
Net cash provided by financing activities	81,500	369,000	589,039

Net increase (decrease) in cash	(3,009)	306	291

CASH AT BEGINNING OF PERIOD	3,300	-	-

CASH AT END OF PERIOD	$ 291	$ 306	$ 291

SUPPLEMENTAL NON CASH ACTIVITIES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Forgiveness of amounts due related parties	$ -	$ -	$ 1,117,163
Payment of accounts payable by management	$ -	$ -	$ 64,399
Conversion of accrued interest into notes payable	$ 15,726	$ -	$ 15,726

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Additional	Deficit
	Common Stock		Paid-in	Accumulated During
	Shares	Amount	Capital	Development Stage	Total
January 15, 1988 (Inception)	-	$ -	$ -	$ -	$ -
Sale of stock, April 1988	90,000	9	32,930	-	32,939
Net loss for year ended December 31, 1988	-	-	-	(2,550)	(2,550)
Balance, December 31, 1988	90,000	9	32,930	(2,550)	30,389

Contributed capital	-	-	2,600	-	2,600
Net loss for year ended December 31, 1989	-	-	-	(19,243)	(19,243)
Balance, December 31, 1989	90,000	9	35,530	(21,793)	13,746

Sale of stock, November 26, 1990	16,300	2	53,798	-	53,800
Net loss for year ended December 31, 1990	-	-	-	-	-
Balance, December 31, 1990	106,300	11	89,328	(21,793)	67,546

Net loss for year ended December 31, 1991	-	-	-	(67,546)	(67,546)
Balance, December 31, 1991	106,300	11	89,328	(89,339)	-

Stock adjustment	400,000	40	(40)	-	-
Net loss for the years ended December 31, 1992 to 1999	-	-	-	-	-
Balance, December 31, 1999	506,300	51	89,288	(89,339)	-

Stock issued for services, July 2000	2,000,000	200	-	-	200
Net loss for year ended December 31, 2000	-	-	-	(200)	(200)
Balance, December 31, 2000	2,506,300	251	89,288	(89,539)	-

Net loss for the years ended December 31, 2001 to 2006	-	-	-	-	-
Balance, December 31, 2006	2,506,300	251	89,288	(89,539)	-

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY
(Formerly C&G DEC Capital, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED) (UNAUDITED)

			Additional	Deficit
	Common Stock		Paid-in	Accumulated During
	Shares	Amount	Capital	Development Stage	Total
Balance, December 31, 2006	2,506,300	251	89,288	(89,539)	-

Shares issued to management and directors at par, March 22, 2007	6,716,000	672	-	-	672
Shares issued to management and directors at par, April 11, 2007	1,500,000	150	-	-	150
Shares issued to director at par, June 14, 2007	50,000	5	-	-	5
Shares issued to management and directors at par, December 20, 2007	1,500,000	150	16,350	-	16,500
Net loss for the year ended December 31, 2007	-	-	-	(347,102)	(347,102)
Balance, December 31, 2007	12,272,300	1,228	105,638	(436,641)	(329,775)

Net loss for the year ended December 31, 2008				(380,063)	(380,063)
Balance, December 31, 2008	12,272,300	1,228	105,638	(816,704)	(709,838)

Net loss for the year ended December 31, 2009	-	-	-	(397,988)	(397,988)
Balance, December 31, 2009	12,272,300	1,228	105,638	(1,214,692)	(1,107,826)

Shares issued for services	17,960,000	1,794	651,060	-	652,854
Options and warrrant issued for services	-	-	953,675	-	953,675
Forgiveness of debt by management	-	-	1,117,163	-	1,117,163
Payment of accounts payable by management	-	-	64,399	-	64,399
Imputed interest on shareholder loans	-	-	3,647	-	3,647
Net loss for the year ended December 31, 2010	-	-	-	(3,213,019)	(3,213,019)
Balance, December 31, 2010	30,232,300	3,022	2,895,582	(4,427,711)	(1,529,107)

Stock based compensation	-	-	59,392	-	59,392
Imputed interest on shareholder loans	-	-	7,176	-	7,176
Net loss for the nine months ended September 30, 2011	-	-	-	(936,682)	(936,682)
Balance, September 30, 2011	30,232,300	$ 3,022	$ 2,962,150	$ (5,364,393)	$ (2,399,221)

See accompanying notes to consolidated financial statements.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY

(Formerly C&G DEC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Energiz Renewable, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 2010.

NOTE B- NATURE OF BUSINESS:

Energiz Renewable, Inc. (formerly C&G DEC Capital, Inc.), the "Company", is a Florida corporation which became public when it's Registration Statement under the Securities Act of 1933 filed with the Securities and Exchange Commission became effective on July 20, 1990 and closed on December 31, 1990.

The company was engaged in the publication of a local newspaper. In 1991, the company ceased doing business and has not engaged in any enterprises since that time. The Company has remained as a nonfunctioning non-trading public shell corporation until March 17, 2010 when the change in control occurred (See Note D.) In 2010, the Company developed a business plan to become an international vertically integrated energy company. The execution of this business plan is highly dependendant upon the Company raising adequate working capital.

In 2010, the Company formed a subsidiary, ERI Israel, Ltd, which is wholly owned by the Company. ERI Israel, Ltd had no activity in 2010 or 2011.

NOTE C- GOING CONCERN:

As indicated in the accompanying consolidated financial statements, the Company incurred net losses of $5,364,393 for the period January 15, 1988 (Inception) to September 30, 2011 and is considered a company in the development stage. The Company has developed a business plan to become an international vertically integrated energy company and is attempting to raise additional capital for investment and working capital purposes. There is no assurance that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY

(Formerly C&G DEC Capital, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

On April 11, 2007, the Company approved and issued 1,500,000 shares of stock to officers and directors or their assigns at the par value or $0.0001. Additionally, the Company approved and issued 50,000 shares to a director at par value of $0.0001.

On December 20, 2007, the Company approved the issuance of 1,500,000 shares of stock at par value to officers and directors since they had not been paid for services performed. The shares were valued at par value of $0.0001 or $150.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY

(Formerly C&G DEC Capital, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

On August 4, 2010, the Board of Directors approved the issuance of 12,940,000 shares of common stock under various employment and consulting agreements. These shares were recorded at their fair value of $0.0286 per share, or $370,084. $217,342 of this amount has been recognized during the year ended December 31, 2010 and the remaining $152,742 is being recognized over the remaining lives of the respective consulting agreements. For the nine months ended September 30, 2011, the Company recognized an additional $56,834 relating to these agreements.

During the year ended December 31, 2010, the Company issued 500,000 shares of common stock under three joint venture agreements. These shares were recorded at their fair value of $0.0286 per share, or $14,300.

On October 12, 2010, the Board of Directors approved the issuance of 270,000 shares of common stock under three consulting agreements, effective September 30, 2010. These shares were recorded at their fair value of $0.0286 per share, or $7,722. Of this amount, $5,382 has been recognized during the year ended December 31, 2010 and the remaining $2,340 is being recognized over the remaining lives of the respective consulting agreements. For the nine months ended September 30, 2011, the Company recognized an additional $2,558 relating to these agreements.

The fair value of the above transactions was determined based upon the $300,000 cash consideration received under the Change in Control (See Note D.)

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY

(Formerly C&G DEC Capital, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE E- STOCKHOLDERS’ DEFICIT (CONTINUED)

On November 21, 2010, the Company approved the issuance of 200,000 shares of common stock to its’ former Chief Financial Officer for services. These shares were recorded at their fair value of $1.50 per share, or $300,000 and recognized in the year ended December 31, 2010.

NOTE F- NOTES PAYABLE- DEMAND

On April 12, 2010, the Company received $100,000 from an investor under a Promissory Note dated April 8, 2010. The Note was payable on demand or before October 8, 2010. The Note bears interest at 8% per annum. If the Note was not paid prior to December 31, 2010, the interest rate would rise to 12% per annum. On December 22, 2010, the investor agreed to extend this Promissory Note for the period through June 15, 2011. On June 16, 2011, the investor agreed to extend this Promissory Note for the period through September 15, 2011 at an interest rate of 12%.  On September 15, 2011, the investor agreed to extend this Promissory Note, plus $15,726 in accrued interest, into a new Promissory Note with a face amount of $115,726 and payable on demand on or before March 15, 2012.  The interest rate on this Note over the extension periods is 12%.

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

On August 30, 2011, the Company received $10,000 from an investor under a Promissory Note dated August 30, 2011. The Note is payable on demand or before December 20, 2012. The Note bears interest at 6% per annum. If the Note is not paid prior to December 31, 2012, the interest rate will rise to 8% per annum.

Interest expense of $31,572 has been accrued on these notes through September 30, 2011.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY

(Formerly C&G DEC Capital, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE G- RELATED PARTY TRANSACTIONS

The Company has borrowed at total of $96,500 from a Company controlled by its’ Chief Executive Officer. These loans are non interest bearing and have no repayment terms. The Company has imputed interest at 10% amounting to $7,176 through September 30, 2011.

Combined, the Chairman and the CEO of the Company own over 52% of the outstanding common stock of the Company at September 30, 2011 As such, the Chairman and the CEO have thew effective power to control the vote on substantially all significant matters without the approval of other shareholders.

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

SEPTEMBER 30, 2011

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

At September 30, 2011, the Company owed its’ former Chief Financial Officer $35,000.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY

(Formerly C&G DEC Capital, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

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

NOTE J - COMMITMENTS AND CONTINGENCIES

In relation to employment and consulting agreements noted above, the following are the future commitments:

Year

Amount

2011

$ 120,000

2012

   480,000

2013

   480,000

2014

   480,000

2015

   480,000

Thereafter            1,440,000

            $ 3,480,000

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY

(Formerly C&G DEC Capital, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE K- WARRANTS

In connection with the Lafferty consulting agreement, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock at $3.00 per share. The following summarizes the activity for the nine months ended September 30, 2011:

	Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Life
Outstanding December 31, 2010	150,000	150,000	$3.00	2.52 years

Issued	-	-
Exercised	-	-
Cancelled/ Forfeited	-	-

Outstanding, September 30, 2011	150,000	150,000	$3.00	1.77 years

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

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY

(Formerly C&G DEC Capital, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

The following summarizes the activity for the nine months ended September  30, 2011:

	Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Life
Outstanding December 31, 2010	1,000,000	1,000,000	$0.50	3 years

Issued	-	-
Exercised	-	-
Cancelled/ Forfeited	-	-

Outstanding, September 30, 2011	1,000,000	1,000,000	$0.50	2.25 years

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

NOTE M - INCOME TAXES

The Company follows FASB ASC 740, Income Taxes and recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At September 30, 2011 and December 31, 2010, these differences resulted in a deferred tax asset of approximately $918,000 and $700,000, respectively. FASB ASC 740 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deDeferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at September 30, 2011 or December 31, 2010.

The Company's net operating loss carry forwards amounted to approximately $3,582,000 and $2,712,000 at September 30, 2011 and December 31, 2010, respectively and will expire between 2015 and 2026.

ENERGIZ RENEWABLE, INC. AND SUBSIDIARY

(Formerly C&G DEC Capital, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE N – SUBSEQUENT EVENTS

On October 12, 2011, the Company received $25,000 from an investor under a Promissory Note dated October 13, 2011. The Note is payable on demand or before April 13, 2012. The Note bears interest at 8% per annum. If the Note is not paid prior to April 13, 2012, the interest rate will rise to 12% per annum.

On October 14, 2011, the Company approved the issuance of 10,000 shares of common stock to one of the Demand note holders as compensation for extending the life of the demand note.

On November 3, 2011, the Company adopted the 2011 Stock Awards Plan and reserved 3,000,000 shares of common stock for issuance under this plan.  The Company further approved the issuance of a total of 200,000 options, exercisable at $0.30 and having an expiration of 5 years, to two employees of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties.  Demand for the Company's services and products are dependent on, among other things, general economic conditions which are cyclical in nature.  The Company's business operations may be adversely affected by the Company’s competitors and prolonged recessionary periods.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short term or long term liquidity.  Sources of liquidity both internal and external will come from the sale of the Company’s services and products as well as the private sale of the Company’s stock.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the Company’s continuing operations.  There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources.  As of September 30, 2011, the Company's cash on hand was $291.

For the nine months ended September 30, 2011 and 2010, the Company did not pursue any investing activities.

For the nine months ended September 30, 2011, the Company received proceeds from Notes Payable – Demand of $80,000 and proceeds from advances from management of $1,500.  As a result, the Company had net cash provided by financing activities of $81,500 for the nine months ended September 30, 2011

For the nine months ended September 30, 2010, the Company received proceeds from Notes Payable – Demand of $275,000 and proceeds from advances from management of $94,000 resulting net cash from financing activities of $369,000.

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

For the Three Months Ended September 30, 2011 compared to September 30, 2010

For the three months ended September 30, 2011 and 2010, we did not receive any revenue.

Operating expenses decreased from $788,649 for the three months ending September 30, 2010 to $255,824 for the same period in 2011.  This was mainly due to decrease in compensation and benefits from $434,738 for the three months ending September 30, 2010 to $214,870 for the same period in 2011, a decrease in professional fees from $164,454 for the three months ending September 30, 2010 to $40,613 for the same period in 2011, a decrease in travel and entertainment expenses from $180,740 for the three months ending September 30, 2011 to $0 for the same period in 2011.  Additionally, other operating expenses decreased from $8,717 for the three months ended September 30, 2010 to $341 for the same period in 2011.

The net loss decreased from $788,629 for the three months ending September30, 2010 to $255,824 for the same period in 2011.

For the Nine Months Ended September 30, 2011 compared to September 30, 2010

For the nine months ended September 30, 2011 and 2010, we did not receive any revenue.

Operating expenses decreased from $1,480,054 for the nine months ending September 30, 2010 to $898,063 for the same period in 2011.  This was mainly due to a decrease in compensation and benefits from $904,083 for the nine months ending September 30, 2010 to $898,063 for the same period in 2011, a decrease in professional fees from $311,211 for the nine months ending September 30, 2010 to $191,453 for the same period in 2011, a decrease in travel and entertainment expenses from $251,849 for the nine months ending September 30, 2010 to $36,914 for the same period in 2011.  Additionally, other operating expenses decreased from $12,911 for the nine months ended September 30, 2011 to $1,971 for the same period in 2011.

The net loss decreased from $1,491,780 for the nine months ending September 30, 2010 to $936,682)for the same period in 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The Company has incurred losses of approximately $(936,682) and $(1,491,780) during the nine months ended September 30, 2011 and the nine months ended September 30, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 1A.  Risk Factors

          Not applicable for smaller reporting company

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

       101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

       101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

       101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

       101.PRE**   XBRL Taxonomy Extension Presentation Linkbase

         Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 21, 2011

Energiz Renewable, Inc.

By: /s/ Edwin T. Whelan

Edwin T. Whelan

Chief Executive Officer

Principal Financial Officer