Form 10-Q/A
period 2011-09-30
Energiz Renewable, Inc.
filed 2011-11-28
CIK 859313

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

November 28, 2011:

Common Stock  -  30,232,300

Explanatory Note

This Amendment 1 to the Form 10-Q for the quarter ended September 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on November 22, 2011 amends the original Form 10-Q in the manner described below.

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

Dated: November 28, 2011

ENERGIZ RENEWABLE, INC.

By: /s/ Edward T. Whelan

Edward T. Whelan

Chief Executive Officer

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

3